Form 10-Q
period 2007-09-30
PowerShares DB Precious Metals Fund; DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Precious Metals Master Fund
filed 2007-11-13
CIK 1383057, 1367305, 1367306, 1383059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.	Name of Registrant in Charter	IRS Employer Number
001-33244	POWERSHARES DB PRECIOUS METALS FUND	87-0778065
	(A Series of PowerShares DB Multi-Sector Commodity Trust) (Registrant)	(Registrant)

	DB PRECIOUS METALS MASTER FUND	87-0778066
	(A Series of DB Multi-Sector Commodity Master Trust) (Rule 140 Co-Registrant)	(Co-Registrant)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Limited Shares as of September 30, 2007: 1,000,000 Limited Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2007 (unaudited) and December 31, 2006 (i)

	September 30, 2007 (unaudited)	December 31, 2006
Assets
United States Treasury Obligations, at fair value (cost $24,431,296)	$24,439,748	$—
Cash held by broker	2,163,158	1,000
Net Unrealized appreciation on futures contracts	2,011,560	—
Other assets	2,627	—

Total assets	$28,617,093	$1,000

Liabilities and shareholders’ equity
Management fee payable	$13,986	$—
Other liabilities	1,000	—

Total liabilities	14,986	—

Commitment and contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	1,000	1,000
Accumulated earnings	144	—

Total General shares	1,144	1,000

Limited shares:
Paid in capital – 1,000,000 and no redeemable shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	25,134,580	—
Accumulated earnings	3,466,383	—

Total Limited shares	28,600,963	—

Total shareholders’ equity	28,602,107	1,000

Total liabilities and shareholders’ equity	$28,617,093	$1,000

Net asset value per share
General shares	$28.60	$25.00
Limited shares	$28.60	Not Applicable

See accompanying notes to unaudited consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB Precious Metals Fund as consolidation of DB Precious Metals Master Fund occurred upon commencement of investment operation, as of January 3, 2007.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.28% due October 4, 2007	45.44%	$12,996,542	$13,000,000
U.S. Treasury Bills, 4.00% due October 11, 2007	5.24	1,498,701	1,500,000
U.S. Treasury Bills, 4.825% due November 1, 2007	17.43	4,985,370	5,000,000
U.S. Treasury Bills, 4.05% due December 20, 2007	17.34	4,959,135	5,000,000

Total United States Treasury Obligations (cost $24,431,296)	85.45%	$24,439,748

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts as noted in Note 4(d)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Gold (293 contracts, settlement date August 27, 2008)	6.44%	$1,841,710
Silver (76 contracts, settlement date December 27, 2007)	0.59	169,850

Net Unrealized Appreciation on Futures Contracts	7.03%	$2,011,560

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Period Ended September 30, 2007 (i)

	Three Months Ended September 30, 2007	Period Ended September 30, 2007
Income
Interest Income	$231,361	$739,220

Expenses
Management fee	36,248	113,801
Brokerage commissions and fees	1,933	6,069

Total expenses	38,181	119,870

Net investment income	193,180	619,350

Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Realized Gain (Loss) on
United States Treasury Obligations	—	5,555
Futures	(1,910)	821,610

Net realized gain (loss)	(1,910)	827,165

Net Change in Unrealized Gain on
United States Treasury Obligations	3,707	8,452
Futures	2,343,639	2,011,560

Net change in unrealized gain	2,347,346	2,020,012

Net realized and unrealized gain on United States Treasury Obligations and Futures	2,345,436	2,847,177

Net Income	$2,538,616	$3,466,527

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Precious Metals Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months ended September 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at July 1, 2007	40	$1,000	$13	$1,013	600,000	$14,260,860	$927,898	$15,188,758	$15,189,771
Sale of Limited Shares	—	—	—	—	400,000	10,873,720	—	10,873,720	10,873,720
Net income (loss):
Net investment income	—	—	11	11	—	—	193,169	193,169	193,180
Net realized loss on United States Treasury Obligations and Futures	—	—	—	—	—	—	(1,910)	(1,910)	(1,910)
Net change in unrealized gain on United States Treasury Obligations and Futures	—		120	120	—	—	2,347,226	2,347,226	2,347,346

Net income:	—		131	131	—	—	2,538,485	2,538,485	2,538,616

Balance at September 30, 2007	40	$1,000	$144	$1,144	1,000,000	$25,134,580	$3,466,383	$28,600,963	$28,602,107

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended September 30, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Deficit	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares	—	—			1,400,000	35,873,720	—	35,873,720	35,873,720
Redemptions of Limited Shares	—	—			(400,000)	(10,739,140)	—	(10,739,140)	(10,739,140)
Net income (loss):
Net investment income	—	—	33	33	—	—	619,317	619,317	619,350
Net realized gain on United States Treasury Obligations and Futures	—	—	47	47	—	—	827,118	827,118	827,165
Net change in unrealized gain on United States Treasury Obligations and Futures	—	—	64	64	—	—	2,019,948	2,019,948	2,020,012

Net income:	—	—	144	144	—	—	3,466,383	3,466,383	3,466,527

Balance at September 30, 2007	40	$1,000	$144	$1,144	1,000,000	$25,134,580	$3,466,383	$28,600,963	$28,602,107

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Precious Metals Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Period Ended September 30, 2007 (i)

Cash flow provided by operating activities
Net Income	$3,466,527
Adjustments to reconcile net income to net cash used by operating activities:
Cost of securities purchased	(71,134,724)
Proceeds from securities sold	47,384,542
Net accretion of discount and amortization of premium on United States Treasury Obligations	(675,559)
Net unrealized gain on United States Treasury Obligations	(5,555)
Net unrealized gain on United States Treasury Obligations and futures	(2,020,012)
Increase/Decrease in operating assets and liabilities:
Other Assets	(2,627)
Management fee payable	13,986
Other Liabilities	1,000

Net cash used in operating activities	(22,972,422)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	35,873,720
Redemption on sale of Limited Shares	(10,739,140)

Net cash provided by financing activities	25,134,580

Net change in cash held by broker	2,162,158

Cash held by broker at beginning of period	1,000

Cash held by broker at end of period	$2,163,158

See accompanying notes to unaudited consolidated financial statements.

(i)	PowerShares DB Precious Metals Fund commenced operations on January 3, 2007, therefore no operating results occurred prior to that date.

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

(1)	Organization

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

This report covers the three months ended September 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to September 30, 2007 (herein referred to as “Period Ended September 30, 2007”).

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

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Trust and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Fund, Master Fund and the Managing Owner have been licensed to use DBLCI™ and Deutsche Bank Liquid Commodity Index™. The Index Sponsor is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

(c)	Cash Held by Broker

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of September 30, 2007 and December 31, 2006.

(d)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s commodity brokers as margin and for trading purposes. Included in the United States Treasury obligations as of September 30, 2007 is $1,296,675, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during the three months ended and the period ended September 30, 2007, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees have approximated 0.04%, on an annual basis, of the net asset value of the Master Fund during the three months ended and the period ended September 30, 2007.

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

(j)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended and the period ended September 30, 2007, the Fund and the Master Fund did not incur such expenses.

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

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (“DTC”) book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order will be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c)	Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as Initial Purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007. In the three months ended September 30, 2007, an additional 400,000 Limited Shares were issued for $10,873,720 and no Limited Shares were redeemed. In the period ended September 30, 2007, an additional 400,000 Limited Shares were issued for $10,873,720 and 400,000 Limited were redeemed for $10,739,140.

(7)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the General and Limited Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Limited Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

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

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months ended September 30, 2007 and for the period from January 3, 2007 (commencement of investment operations) to September 30, 2007 (herein referred to as “Period ended September 30, 2007”). The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended September 30, 2007	Period Ended September 30, 2007
Net Asset Value

Initial offering price per Limited Share	$—	$25.00

Net realized and change in unrealized gain on United States Treasury Obligations and Futures	$3.03	$2.82
Net investment income	0.26	0.78

Net increase	3.29	3.60
Net asset value per Limited Share, beginning of period	$25.31	$—

Net asset value per Limited Share, end of period	$28.60	$28.60

Market value per Limited Share, beginning of period	$25.32	$—

Market value per Limited Share, end of period	$28.61	$28.61

Ratio to average net assets (i)
Net investment income	3.93%	4.04%

Total expenses	0.78%	0.78%

Total Return, at net asset value (ii)	13.00%	14.40%

Total Return, at market value (ii)	12.99%	14.44%

(i)	Percentages are annualized.
(ii)	Percentages are not annualized and for the period ended September 30, 2007 are calculated based on the initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007 and has determined that the application of this standard will not impact the financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes framework for the measurement of fair value and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures on commodities comprising the Index, or the Index Commodities. The Index Commodities are gold and silver. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

Performance Summary

This report covers the three months ended September 30, 2007 and the period from January 3, 2007 (commencement of investment operations) to September 30, 2007 (herein referred to as “Period Ended September 30, 2007”). The Fund commenced trading on the American Stock Exchange (the “Amex”) on January 5, 2007.

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

The section “Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the three months ended September 30, 2007 and the period ended September 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Precious Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2007 and the Period Ended September 30, 2007

	Total returns for index in the DBLCI-OY Precious Metals TR™
Index	Three Months Ended September 30, 2007	For the Period Ended September 30, 2007
DB Gold Indices	13.78%	17.08%
DB Silver Indices	11.26%	9.54%

TOTAL RETURN	13.29%	15.58%

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

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares of the Fund and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Unit are substantially equal.

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

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Limited Shares. The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury obligations and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets are held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND THE PERIOD JANUARY 3, 2007 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2007 (REFERRED TO HEREIN AS “PERIOD ENDED SEPTEMBER 30, 2007”)

The Fund was launched on January 3, 2007 at $25.00 per share and listed for trading on the Amex on January 5, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Precious Metals Excess Return™ (DBLCI-OY Precious Metals ER™), or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBP”), (ii) the Fund’s NAV (as reflected by the graph “DBPNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBPMIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBP, DBPNAV AND DBPMIX FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND THE PERIOD ENDED SEPTEMBER 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the three months ended September 30, 2007, Limited Shares increased 12.99% from $25.32 per share to $28.61 per share. The Limited Share price low and high for the three months ended September 30, 2007 and related change from the Limited Share price on June 30, 2007 was as follows: Limited Shares traded from a low of $25.04 per share (-1.11%) on August 16, 2007 to a high of $28.61 per share (+12.99%) on September 30, 2007. Total return for the Fund, on a market value basis was 12.99% for the three months ended September 30, 2007.

Fund Limited Share Net Asset Performance

For the three months ended September 30, 2007, the net asset value of each Limited Share increased 13.00% from $25.31 per share to $28.60 per share. Total return on a net asset value basis, for the Fund, was 13.00% for the three months ended September 30, 2007.

Net income for the three months ended September 30, 2007 was $2.54 million, resulting from $0.23 million of interest income and realized and unrealized gains of $2.35 million and operating expenses of $0.04 million.

FOR THE PERIOD ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the Period ended September 30, 2007, Limited Shares increased 14.44% from $25.00 per share to $28.61 per share. The Limited Share price low and high for the Period ended September 30, 2007 and related change from the Limited Share price on January 3, 2007 (commencement of operations) was as follows: Limited Shares traded from a low of $24.04 per share (-3.84%) on January 5, 2007 to a high of $28.61 per share (+14.44%) on September 30, 2007. Total return for the Fund, on a market value basis was 14.44% for the period ended September 30, 2007.

Fund Limited Share Net Asset Performance

For the Period ended September 30, 2007, the net asset value of each Limited Share increased 14.40% from $25.00 per share to $28.60 per share. Total return on a net asset value basis, for the Fund, was 14.40% for the period ended September 30, 2007.

Net income for the Period ended September 30, 2007 was $3.47 million, resulting from $0.74 million of interest income and realized and unrealized gains of $2.85 million and operating expenses of $0.12 million.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2007 by Index Commodities:

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-12) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 (Registration No. 333-142163) was declared effective on May 15, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-142163-13) also acts as Post-Effective Amendment No. 1 to File No. 333-135422-12.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended September 30, 2007, 0.4 million Limited Shares were issued for $10.9 millions and no Limited Shares were redeemed. For the period ended September 30, 2007, 1.4 million Limited Shares were issued for $35.9 million and 0.4 million Limited Shares were redeemed for $10.7 million. On September 30, 2007, 1,000,000 Limited Shares of the Fund were outstanding for a market capitalization of $28.6 million.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2007 to July 31, 2007	—	—
August 1, 2007 to August 31, 2007	—	—
September 1, 2007 to September 30, 2007	—	—

TOTAL:	—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On September 7, 2007 the Fund filed a Notice and Proxy Statement for a Special Meeting of Shareholders to be held on October 9, 2007. On October 4, 2007, the Fund issued a Notice adjourning the October 9, 2007 Special Meeting of Shareholders until October 30, 2007. The proxy solicitation sought shareholder approval for the Fund to employ approximately 2:1 leverage, as more specifically detailed in the Fund’s Proxy Statement. On October 23, 2007, the Managing Owner determined to cancel the special meeting that was to be held on October 30, 2007 and withdraw the proposal to leverage the Fund.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director, Chief Executive Officer and Principal Financial Officer

Dated: November 13, 2007	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

E-1