Form 10-Q
period 2008-06-30
PowerShares DB Precious Metals Fund; DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB Precious Metals Master Fund
filed 2008-08-08
CIK 1383057, 1367305, 1367306, 1383059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of outstanding Limited Shares as of June 30, 2008: 3,000,000 Limited Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2008

			Page
PART I.	FINANCIAL INFORMATION		1

	ITEM 1.	FINANCIAL STATEMENTS	1
		Consolidated Statements of Financial Condition June 30, 2008 (unaudited) and December 31, 2007	1
		Unaudited Consolidated Schedule of Investments June 30, 2008	2
		Consolidated Schedule of Investments December 31, 2007	3
		Unaudited Consolidated Statements of Income and Expenses For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30, 2007	4
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2008	5
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2007	6
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2008	7
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Period Ended June 30, 2007	8
		Unaudited Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007	9
		Notes to Unaudited Consolidated Financial Statements	10
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
	ITEM 4.	CONTROLS AND PROCEDURES	30

PART II.	OTHER INFORMATION		30

	Item 1.	Legal Proceedings	30
	Item 1A.	Risk Factors	30
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
	Item 3.	Defaults Upon Senior Securities	31
	Item 4.	Submission of Matters to a Vote of Security Holders	31
	Item 5.	Other Information	31
	Item 6.	Exhibits	31

SIGNATURES			32

EXHIBIT INDEX			E-1

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-2
	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-3
	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
	Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2008 (unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $80,322,277 and $49,333,517, respectively)	$80,330,545	$49,342,358
Cash held by broker	22,556,466	1,330,109
Net unrealized appreciation (depreciation) on futures contracts	(326,805)	5,023,210

Deposits with broker	102,560,206	55,695,677
Other assets	-	2,354

Total assets	$102,560,206	$55,698,031

Liabilities and shareholders’ equity
Management fee payable	$60,701	$30,081
Brokerage fee payable	10,298	-
Non controlling interest in consolidated subsidiary - related party	1,367	1,000

Total liabilities	72,366	31,081

Commitments and Contingencies (Note 9)
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated deficit	367	237

Total General shares	1,367	1,237

Limited shares:
Paid in capital - 3,000,000 and 1,800,000 redeemable shares issued and outstanding as of June 30, 2008, and December 31, 2007, respectively	93,078,700	49,408,068
Accumulated earnings	9,407,773	6,257,645

Total Limited shares	102,486,473	55,665,713

Total shareholders’ equity	102,487,840	55,666,950

Total liabilities and shareholders’ equity	$102,560,206	$55,698,031

Net asset value per share
General shares	$34.18	$30.93
Limited shares	$34.16	$30.93

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.88% due July 3, 2008	11.71%	$11,999,628	$12,000,000
U.S. Treasury Bills, 1.99% due July 10, 2008	3.41	3,499,293	3,500,000
U.S. Treasury Bills, 1.58% due July 24, 2008	3.90	3,996,140	4,000,000
U.S. Treasury Bills, 1.42% due July 31, 2008	4.87	4,993,065	5,000,000
U.S. Treasury Bills, 1.61% due August 7, 2008	4.87	4,991,255	5,000,000
U.S. Treasury Bills, 1.86% due August 21, 2008	19.47	19,950,980	20,000,000
U.S. Treasury Bills, 1.87% due August 28, 2008	13.62	13,960,940	14,000,000
U.S. Treasury Bills, 1.85% due September 11, 2008	10.70	10,963,040	11,000,000
U.S. Treasury Bills, 2.05% due September 18, 2008	4.86	4,980,325	5,000,000
U.S. Treasury Bills, 1.86% due September 25, 2008	0.97	995,879	1,000,000

Total United States Treasury Obligations (cost $80,322,277)	78.38%	$80,330,545

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Gold (865 contracts, settlement date August 27, 2008)	(0.15)%	$(155,980)
Silver (230 contracts, settlement date January 28, 2009)	(0.17)	(170,825)

Net Unrealized Depreciation on Futures Contracts	(0.32)%	$(326,805)

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

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30, 2007(i)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Income
Interest Income, net	$424,038	$211,904	$1,011,383	$507,859

Expenses
Management Fee	201,605	31,892	375,648	77,553
Brokerage Commissions and Fees	10,752	1,701	20,034	4,136

Total Expenses	212,357	33,593	395,682	81,689

Net Investment Income	211,681	178,311	615,701	426,170

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	9,541	5,555	14,582	5,555
Futures	7,871,170	517,520	7,870,563	823,520

Net Realized Gain (Loss)	7,880,711	523,075	7,885,145	829,075

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(58,321)	1,648	(573)	4,745
Futures	(8,329,145)	(1,007,849)	(5,350,015)	(332,079)

Net Change in Unrealized Gain (Loss)	(8,387,466)	(1,006,201)	(5,350,588)	(327,334)

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	(506,755)	(483,126)	2,534,557	501,741

Net Income (Loss)	$(295,074)	$(304,815)	$3,150,258	$927,911

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2008	40	$1,000	$357	$1,357	3,800,000	$119,216,274	$9,702,857	$128,919,131	$128,920,488
Sale of Limited Shares					200,000	6,900,122		6,900,122	6,900,122
Redemption of Limited Shares	-	-			(1,000,000)	(33,037,696)		(33,037,696)	(33,037,696)
Net Income:
Net Investment Income	-	-	3	3	-	-	211,678	211,678	211,681
Net Realized Gain on United
States Treasury Obligations and Futures	-	-	96	96	-	-	7,880,615	7,880,615	7,880,711
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(89)	(89)	-	-	(8,387,377)	(8,387,377)	(8,387,466)

Net Income	-	-	10	10	-	-	(295,084)	(295,084)	(295,074)

Balance at June 30, 2008	40	$1,000	$367	$1,367	3,000,000	$93,078,700	$9,407,773	$102,486,473	$102,487,840

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2007	40	$1,000	$49	$1,049	1,000,000	$25,000,000	$1,232,677	$26,232,677	$26,233,726
Redemption of Limited Shares	-	-	-	-	(400,000)	(10,739,140)	-	(10,739,140)	(10,739,140)
Net Loss:
Net Investment Income	-	-	12	12	-	-	178,299	178,299	178,311
Net Realized Gain on United States Treasury Obligations and Futures	-	-	35	35	-	-	523,040	523,040	523,075
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(83)	(83)	-	-	(1,006,118)	(1,006,118)	(1,006,201)

Net Loss	-	-	(36)	(36)	-	-	(304,779)	(304,779)	(304,815)

Balance at June 30, 2007	40	$1,000	$13	$1,013	600,000	$14,260,860	$927,898	$15,188,758	$15,189,771

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$237	$1,237	1,800,000	$49,408,068	$6,257,645	$55,665,713	$55,666,950
Sale of Limited Shares	-	-			2,200,000	76,708,328	-	76,708,328	76,708,328
Redemption of Limited Shares	-	-	-	-	(1,000,000)	(33,037,696)	-	(33,037,696)	(33,037,696)
Net Income:
Net Investment Income	-	-	9	9	-	-	615,692	615,692	615,701
Net Realized Gain on United States Treasury Obligations and Futures	-	-	96	96	-	-	7,885,049	7,885,049	7,885,145
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	25	25	-	-	(5,350,613)	(5,350,613)	(5,350,588)

Net Income	-	-	130	130	-	-	3,150,128	3,150,128	3,150,258

Balance at June 30, 2008	40	$1,000	$367	1,367	3,000,000	$93,078,700	$9,407,773	$102,486,473	$102,487,840

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2007 (i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares	-	-	-	-	1,000,000	25,000,000	-	25,000,000	25,000,000
Redemption of Limited Shares	-	-	-	-	(400,000)	(10,739,140)	-	(10,739,140)	(10,739,140)
Net Income:
Net Investment Income	-	-	22	22	-	-	426,148	426,148	426,170
Net Realized Gain on United States Treasury Obligations and Futures	-	-	47	47	-	-	829,028	829,028	829,075
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(56)	(56)	-	-	(327,278)	(327,278)	(327,334)

Net Income	-	-	13	13	-	-	927,898	927,898	927,911

Balance at June 30, 2007	40	$1,000	$13	$1,013	600,000	$14,260,860	$927,898	$15,188,758	$15,189,771

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Precious Metals Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007 (i)

	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Cash Flow provided by operating activities:
Net Income	$3,150,258	$927,911
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(220,977,189)	(46,911,846)
Proceeds from securities sold	190,944,229	32,884,542
Net accretion of discount and amortization of premium on United States Treasury Obligations	(941,218)	(457,507)
Net realized gain on United Stated Treasury Obligations	(14,582)	(5,555)
Net change in unrealized loss on United States Treasury Obligations and Futures	5,350,588	327,334
Change in operating receivables and liabilities:
Other assets	2,354	(1,695)
Management fee payable	30,620	9,563
Brokerage fee payable	10,298	-
Non controlling interest in consolidated subsidiary - related party	367	1,000

Net cash used for operating activities	(22,444,275)	(13,226,253)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	76,708,328	25,000,000
Redemption of Limited Shares	(33,037,696)	(10,739,140)

Net cash provided by financing activities	43,670,632	14,260,860

Net change in cash held by broker	21,226,357	1,034,607
Cash held by broker at beginning of period	1,330,109	1,000

Cash held by broker at end of period	$22,556,466	$1,035,607

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Precious Metals Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

(1)	Organization

PowerShares DB Precious Metals Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Precious Metals Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement” and collectively the “Trust Agreements”).

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

This report covers the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through June 30, 2007 (hereinafter referred to as the “Period Ended June 30, 2007”).

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of each of the Trust and the Master Trust, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $201,605 and $31,892, respectively. Management Fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and Master Fund were $375,648 and $77,553, respectively. As of June 30, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $60,701 and $30,081, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund incurred brokerage fees of $10,752 and $1,701, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and the Master Fund were $20,034 and $4,136, respectively. As of June 30, 2008 brokerage fees payable were $ 10,298. As of December 31, 2007, there were no brokerage fees payable.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.), or Invesco Aim Distributors, an affiliate of Invesco PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

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

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157), effective January 1, 2008. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are described below:

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of June 30, 2008 and December 31, 2007 are $5,347,688 and $2,940,300, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less when purchased. As of June 30, 2008 and December 31, 2007, the Fund held cash of $22,556,466 and $1,330,109, respectively. There were cash equivalents held by the Fund as of June 30, 2008 and December 31, 2007.

(g)	Income Taxes

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

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2007
State of New York	2007
New York City	2007
State of Florida	2007
State of Georgia	2007
State of Maine	2007
State of Missouri	2007
State of New Jersey	2007
State of Oregon	2007
State of Pennsylvania	2007
State of Utah	2007
State of West Virginia	2007

(h)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized depreciation and appreciation position of $326,805 and $5,023,210, respectively.

(i)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007.

(k)	Routine Operational, Administrative and Other Ordinary Expenses

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

(l)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares also will be paid by the Managing Owner.

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses. For the Six Months Ended June 30, 2008 and for the Period Ended June 30, 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of June 30, 2008:

United States Treasury Obligations (Level 1)	$80,330,545
Commodity Futures Contracts (Level 1)	$(326,805)

There were no Level 2 or Level 3 holdings as of June 30, 2008.

(6)	Financial Instrument Risk

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

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as the initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007.

Summary of Limited Share Transactions for the Three Months Ended June 30, 2008 and 2007 and

Six Months Ended June 30, 2008 and Period Ended June 30, 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Six Months Ended	Period Ended	Six Months Ended	Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Limited Shares Sold	200,000	–	$6,900,122	–	2,200,000	1,000,000	$76,708,328	$25,000,000
Limited Shares Redeemed	(1,000,000)	(400,000)	$(33,037,696)	$(10,739,140)	(1,000,000)	(400,000)	$(33,037,696)	$(10,739,140)

Net Increase (Decrease)	(800,000)	(400,000)	$(26,137,574)	$(10,739,140)	1,200,000	600,000	$43,670,632	$(14,260,860)

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Six Months Ended	Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Asset Value
Initial Offering Price per Limited Share	-	-	-	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$0.16	$(1.20)	$3.02	$(0.21)
Net investment income	0.07	0.28	0.21	0.52

Net increase (decrease) in net assets from operations	0.23	(0.92)	3.23	0.31
Net asset value per Limited Share, beginning of period	33.93	26.23	30.93	-

Net asset value per Limited Share, end of period	$34.16	$25.31	$34.16	$25.31

Market value per Limited Share, beginning of period	$33.99	$26.21	$30.97	$-

Market value per Limited Share, end of period	$34.24	$25.32	$34.24	$25.32

Ratio to average Limited Shares*
Net investment income	0.79%	4.22%	1.23%	4.10%
Total expenses	0.79%	0.79%	0.79%	0.79%
Total Return, at net asset value **	0.68%	(3.51%)	10.44%	1.24%

Total Return, at market value **	0.74%	(3.40%)	10.56%	1.28%

*	Percentages are annualized.
**	Percentages are not annualized and, for the Period Ended June 30, 2007, are calculated based on the initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

Performance Summary

This report covers the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through June 30, 2007 (hereinafter referred to as the “Period Ended June 30, 2007”).

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

The section “Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Precious Metals TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007

Index	Total returns for indexes in the DBLCI-OY Precious Metals TR™
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
DB Gold Indices	0.71%	(2.43%)	9.47%	2.90%
DB Silver Indices	1.15%	(7.54%)	15.73%	(1.55%)
TOTAL RETURN	0.80%	(3.46%)	10.68%	2.02%

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Limited Unit are equal.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding Statement No. 157.

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

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Operating Activities

Net cash flow used for operating activities was $22.4 million and $13.2 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Six Months Ended June 30, 2008, $221.0 million was paid to purchase United States Treasury Obligations and $190.9 million was received from sales of maturing contracts. During the Period Ended June 30, 2007, $46.9 million was paid to purchase United States Treasury Obligations and $32.9 million was received from the sales of maturing contracts. Unrealized depreciation on futures increased by $5.4 million and $0.3 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $43.7 million and $14.3 million during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively. This included $76.7 million and $25.0 million from the sale of Limited Shares to Authorized Participants during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007, THE SIX MONTHS ENDED JUNE 30, 2008 AND

FOR THE PERIOD ENDED JUNE 30, 2007

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

COMPARISON OF DBP, DBPNAV AND DBPMIX FOR THE THREE MONTHS ENDED JUNE 30, 2008

AND 2007, THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD ENDED JUNE 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Three Months Ended June 30, 2008, the Amex market value of Limited Shares increased 0.74% from $33.99 per share to $34.24 per share. Limited Shares traded from a low of $31.49 (-7.36%) per share on May 1, 2008 to a high of $35.16 per share (+3.44%) on April 16, 2008.

For the Three Months Ended June 30, 2007, the Amex market value of Limited Shares decreased -3.40% from $26.21 per share to $25.32 per share. Limited Shares traded from a low of $25.06 per share to (-4.39%) on June 26, 2007 to a high of $27.31 per share (+4.20%) on April 20, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended June 30, 2008, the net asset value of each Limited Share increased 0.68% from $33.93 per share to $34.16 per share.

Net loss for the Three Months Ended June 30, 2008 was $0.3 million, resulting from $0.4 million of interest income, realized and unrealized loss of $0.5 million, and operating expenses of $0.2 million.

For the Three Months Ended June 30, 2007, the net asset value of each Limited Share decreased 3.51% from $26.23 per share to $25.31 per share.

Net loss for the Three Months Ended June 30, 2007 was $0.30 million, resulting from $0.21 million of interest income, realized and unrealized loss of $0.48 million and operating expenses of $0.03 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Six Months Ended June 30, 2008, the Amex market value of Limited Shares increased 10.56% from $30.97 per share to $34.24 per share. Limited Shares traded from a low of $31.49 (+1.68%) per share on May 1, 2008 to a high of $38.16 per share (+23.22%) on March 14, 2008.

For the Period Ended June 30, 2007, the Amex market value of Limited Shares increased 1.28% from $25.00 per share to $25.32 per share. Limited Shares traded from a low of $24.04 (-3.84%) per share on January 5, 2007 to a high of $27.52 per share (+10.08%) on February 26, 2007.

Fund Limited Share Net Asset Performance

For the Six Months Ended June 30, 2008, the net asset value of each Limited Share increased 10.44% from $30.93 per share to $34.16 per share.

Net income for the Six Months Ended June 30, 2008 was $3.1 million, resulting from $1.0 million of interest income, realized and unrealized gains of $2.5 million and operating expenses of $0.4 million.

For the Period Ended June 30, 2007, the net asset value of each Limited Share increased 1.24% from $25.00 per share to $25.31 per share.

Net income for the Period Ended June 30, 2007 was $0.93 million, resulting from $0.51 million of interest income, realized and unrealized gains of $0.50 million and operating expenses of $0.08 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	August 2008	2,583,334	2.52%	7
Silver	January 2009	958,635	0.94%	7
Aggregate/Total		3,469,854	3.39%	7

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Gold	January 2009	1,082,782	1.95%	7
Silver	August 2008	445,331	0.80%	7
Aggregate/Total		1,481,721	2.66%	7

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2008 by Index Commodities:

Gold

The price of gold is volatile and is affected by numerous factors. Gold prices float freely in accordance with supply and demand. The price movement of gold may be influenced by a variety of factors, including announcements from central banks regarding reserve gold holdings, agreements among central banks, purchases and sales of gold by central banks, other governmental agencies that hold large supplies of gold, political uncertainties, economic concerns such as an increase or decrease in confidence in the global monetary system, the relative strength of the U.S. dollar, interest rates and numerous other factors. Gold prices may also be affected by industry factors such as industrial and jewelry demand.

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-12) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-13) and on January 15, 2008 (File No. 333-148613-03) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-13) with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-13) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-03, Post-Effective Amendment No. 2 to File No. 333-142163-13 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-12, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended June 30, 2008, 0.2 million Limited Shares were created for $6.9 million and 1.0 million Limited Shares were redeemed for $33.0 million. On June 30, 2008, 3.0 million Limited Shares of the Fund were outstanding for a market capitalization of $102.7 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2008 and 2007.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2008	1,000,000	$33.04

Three Months Ended June 30, 2007	400,000	$26.85

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director and Chief Executive Officer

Dated: August 7, 2008	By:	/s/ Michael Gilligan
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1