Form 10-Q
period 2014-06-30
PowerShares DB Precious Metals Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2014-08-06
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of outstanding Shares as of June 30, 2014: 4,400,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Unaudited Statements of Financial Condition

June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $189,994,706 and $179,993,454 respectively)	$189,996,923	$179,997,016
Cash held by commodity broker	3,822,724	9,718,986
Net unrealized appreciation (depreciation) on commodity futures contracts	4,897,150	(6,396,390)

Equity in broker trading accounts	198,716,797	183,319,612

Total assets	$198,716,797	$183,319,612

Liabilities
Payable for securities purchased	$9,999,115	$2,999,507
Management fee payable	112,842	117,305
Brokerage fee payable	4,395	2,654

Total liabilities	10,116,352	3,119,466

Commitments and Contingencies (Note 8)

Equity
Shareholders’ equity—General Shares	1,714	1,567
Shareholders’ equity—Shares	188,598,731	180,198,579

Total shareholders’ equity	188,600,445	180,200,146

Total liabilities and equity	$198,716,797	$183,319,612

General Shares outstanding	40	40
Shares outstanding	4,400,000	4,600,000
Net asset value per share
General Shares	$42.86	$39.17
Shares	$42.86	$39.17

See accompanying notes to unaudited financial statements

PowerShares DB Precious Metals Fund

Unaudited Schedule of Investments

June 30, 2014

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.035% due July 3, 2014	5.30%	$10,000,000	$10,000,000
U.S. Treasury Bills, 0.030% due July 10, 2014	1.06	2,000,000	2,000,000
U.S. Treasury Bills, 0.010% due July 24, 2014	66.28	124,998,875	125,000,000
U.S. Treasury Bills, 0.025% due July 31, 2014	9.01	16,999,728	17,000,000
U.S. Treasury Bills, 0.035% due September 4, 2014	4.24	7,999,800	8,000,000
U.S. Treasury Bills, 0.035% due September 11, 2014	9.55	17,999,460	18,000,000
U.S. Treasury Bills, 0.040% due October 2, 2014	5.30	9,999,060	10,000,000

Total United States Treasury Obligations (cost $189,994,706)	100.74%	$189,996,923

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in

Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (1,190 contracts, settlement date August 27, 2014)	1.46%	$2,753,000	$157,318,000
COMEX Silver (355 contracts, settlement date January 28, 2015)	1.14	2,144,150	37,509,300

Total Commodity Futures Contracts	2.60%	$4,897,150	$194,827,300

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

See accompanying notes to unaudited financial statements

PowerShares DB Precious Metals Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2014 and 2013 and Six Months Ended June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Interest Income	$15,054	$34,734	$33,566	$88,076

Expenses
Management Fee	342,670	490,983	694,523	1,046,012
Brokerage Commissions and Fees	13,275	9,186	26,041	16,788

Total Expenses	355,945	500,169	720,564	1,062,800

Net investment income (loss)	(340,891)	(465,435)	(686,998)	(974,724)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	579	3,430	969	5,055
Futures	(5,789,810)	(9,250,215)	5,097,460	(9,685,960)

Net realized gain (loss)	(5,789,231)	(9,246,785)	5,098,429	(9,680,905)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,356)	(3,325)	(1,345)	(9,978)
Futures	12,250,265	(68,666,525)	11,293,540	(83,205,855)

Net change in unrealized gain (loss)	12,248,909	(68,669,850)	11,292,195	(83,215,833)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	6,459,678	(77,916,635)	16,390,624	(92,896,738)

Net Income (Loss)	$6,118,787	$(78,382,070)	$15,703,626	$(93,871,462)

See accompanying notes to unaudited financial statements

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2014

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at April 01, 2014	40	$1,656	4,600,000	$190,481,599	$190,483,255

Sale of Shares			400,000	16,717,949	16,717,949

Redemption of Shares			(600,000)	(24,719,546)	(24,719,546)

Net Increase (Decrease) due to Share Transactions			(200,000)	(8,001,597)	(8,001,597)

Net Income (Loss)

Net investment income (loss)		(3)		(340,888)	(340,891)

Net realized gain (loss) on United States Treasury Obligations and Futures		(55)		(5,789,176)	(5,789,231)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		116		12,248,793	12,248,909

Net Income (Loss)		58		6,118,729	6,118,787

Net Change in Shareholders’ Equity		58	(200,000)	(1,882,868)	(1,882,810)

Balance at June 30, 2014	40	$1,714	4,400,000	$188,598,731	$188,600,445

See accompanying notes to unaudited financial statements

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2013

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at April 01, 2013	40	$2,158	5,600,000	$302,112,610	$302,114,768

Sale of Shares			400,000	18,362,804	18,362,804

Redemption of Shares			(600,000)	(25,345,634)	(25,345,634)

Net Increase (Decrease) due to Share Transactions			(200,000)	(6,982,830)	(6,982,830)

Net Income (Loss)

Net investment income (loss)		—		(465,435)	(465,435)

Net realized gain (loss) on United States Treasury Obligations and Futures		(76)		(9,246,709)	(9,246,785)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(476)		(68,669,374)	(68,669,850)

Net Income (Loss)		(552)		(78,381,518)	(78,382,070)

Net Change in Shareholders’ Equity		(552)	(200,000)	(85,364,348)	(85,364,900)

Balance at June 30, 2013	40	$1,606	5,400,000	$216,748,262	$216,749,868

See accompanying notes to unaudited financial statements

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2014

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 01, 2014	40	$1,567	4,600,000	$180,198,579	$180,200,146

Sale of Shares			1,000,000	41,712,113	41,712,113

Redemption of Shares			(1,200,000)	(49,015,440)	(49,015,440)

Net Increase (Decrease) due to Share Transactions			(200,000)	(7,303,327)	(7,303,327)

Net Income (Loss)

Net investment income (loss)		(6)		(686,992)	(686,998)

Net realized gain (loss) on United States Treasury Obligations and Futures		48		5,098,381	5,098,429

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		105		11,292,090	11,292,195

Net Income (Loss)		147		15,703,479	15,703,626

Net Change in Shareholders’ Equity		147	(200,000)	8,400,152	8,400,299

Balance at June 30, 2014	40	$1,714	4,400,000	$188,598,731	$188,600,445

See accompanying notes to unaudited financial statements

PowerShares DB Precious Metals Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2013

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 01, 2013	40	$2,284	6,200,000	$354,019,724	$354,022,008

Sale of Shares			1,000,000	50,486,138	50,486,138

Redemption of Shares			(1,800,000)	(93,886,816)	(93,886,816)

Net Increase (Decrease) due to Share Transactions			(800,000)	(43,400,678)	(43,400,678)

Net Income (Loss)

Net investment income (loss)		(4)		(974,720)	(974,724)

Net realized gain (loss) on United States Treasury Obligations and Futures		(80)		(9,680,825)	(9,680,905)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(594)		(83,215,239)	(83,215,833)

Net Income (Loss)		(678)		(93,870,784)	(93,871,462)

Net Change in Shareholders’ Equity		(678)	(800,000)	(137,271,462)	(137,272,140)

Balance at June 30, 2013	40	$1,606	5,400,000	$216,748,262	$216,749,868

See accompanying notes to unaudited financial statements

PowerShares DB Precious Metals Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flow from operating activities:
Net Income (Loss)	$15,703,626	$(93,871,462)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(378,965,688)	(556,914,498)
Proceeds from securities sold and matured	375,998,711	625,496,555
Net accretion of discount on United States Treasury Obligations	(33,698)	(88,586)
Net realized (gain) loss on United States Treasury Obligations	(969)	(5,055)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	(11,292,195)	83,215,833
Change in operating receivables and liabilities:
Management fee payable	(4,463)	(81,874)
Brokerage fee payable	1,741	7,528

Net cash provided by (used for) operating activities	1,407,065	57,758,441
Cash flows from financing activities:

Proceeds from sale of Shares	41,712,113	50,486,138
Redemption of Shares	(49,015,440)	(93,886,816)

Net cash provided by (used for) financing activities	(7,303,327)	(43,400,678)

Net change in cash held by broker	(5,896,262)	14,357,763
Cash held by commodity broker at beginning of period	9,718,986	85,390,111

Cash held by commodity broker at end of period	$3,822,724	$99,747,874

See accompanying notes to unaudited financial statements

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements

June 30, 2014

(1) Organization

PowerShares DB Precious Metals Fund (the “Fund”), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

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

This Report covers the three months ended June 30, 2014 and 2013 (hereinafter referred to as the “Three Months Ended June 30, 2014” and the “Three Months Ended June 30, 2013”, respectively) and the six months ended June 30, 2014 and 2013 (hereinafter referred to as the “Six Months Ended June 30, 2014” and the “Six Months Ended June 30, 2013”, respectively).

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

The Fund does not borrow money to increase leverage. As of June 30, 2014 and December 31, 2013, the Fund had $198,716,797 (or 100%) and $183,319,612 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $11,075,625 (or 5.57%) and $14,009,875 (or 7.60%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2014 and December 31, 2013, respectively. For additional information, please see the unaudited Schedule of Investments as of June 30, 2014 and the audited Schedule of Investments as of December 31, 2013 for details of the Fund’s portfolio holdings.

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”).Trademark applications in the United States are pending with respect to the Trust, the Fund and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Trust, the Fund and the Managing Owner.

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2014

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

During the Three Months Ended June 30, 2014 and 2013, the Fund incurred Management Fees of $342,670 and $490,983, respectively. Management Fees incurred during the Six Months Ended June 30, 2014 and 2013 by the Fund were $694,523 and $1,046,012, respectively. As of June 30, 2014 and December 31, 2013, Management Fees payable to the Managing Owner were $112,842 and $117,305, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2014 and 2013, the Fund incurred brokerage fees of $13,275 and $9,186, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2014 and 2013 by the Fund were $26,041 and $16,788, respectively. As of June 30, 2014 and December 31, 2013, brokerage fees payable were $4,395 and $2,654, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants. As of June 30, 2014 and December 31, 2013, there were no Fund assets held by the Administrator.

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

June 30, 2014

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. GAAP.

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

(b) Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. Actual results could differ from those estimates. There were no significant estimates used in the preparation of these financial statements.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2014

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2014	December 31, 2013
United States Treasury Obligations (Level 1)	$189,996,923	$179,997,016
Commodity Futures Contracts (Level 1)	$4,897,150	$(6,396,390)

There were no Level 2 or Level 3 holdings as of June 30, 2014 and December 31, 2013. The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. There were no transfers between levels during the periods presented.

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and Commodity Broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its Commodity Broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on trade date. These holdings are marked to market based on quoted closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted in interest income over the life of the United States Treasury Obligations. The Fund purchased $10,000,000 face amount of United States Treasury Obligations valued at $9,999,115, which was recorded as a payable for securities purchased as of June 30, 2014. The Fund purchased $3,000,000 face amount of United States Treasury Obligations valued at $2,999,507, which was recorded as a payable for securities purchased as of December 31, 2013.

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2014, the Fund had cash held by the Commodity Broker of $3,822,724. As of December 31, 2013, the Fund had cash held by the Commodity Broker of $9,718,986, of which $6,396,390 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of June 30, 2014 and December 31, 2013.

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

Management of the Fund has reviewed all open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Funds are also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2010.

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. Commodity futures contracts are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures contracts for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2014

expenses in the period in which the contract is closed or the changes occur, respectively. For the three months ended June 30, 2014 and 2013, the average monthly notional market value of futures contracts held was $190.3 million and $266.0 million, respectively. For the six months ended June 30, 2014 and 2013, the average monthly notional market value of futures contracts held was $190.4 million and $285.4 million, respectively.

The Fair Value of Derivative Instruments is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation) at June 30, 2014	Net Unrealized Appreciation / (Depreciation) at December 31, 2013
Commodity Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$4,897,150	$(6,396,390)

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Commodity Futures Contracts	Net Realized Gain (Loss) on Futures	$(5,789,810)	—	$(9,250,215)	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$12,250,265	—	$(68,666,525)

		For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Commodity Futures Contracts	Net Realized Gain (Loss) on Futures	$5,097,460	—	$(9,685,960)	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$11,293,540	—	$(83,205,855)

The Fund utilizes derivative instruments to achieve its investment objective. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to master netting arrangements or similar agreements in the statements of financial condition. The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Fund’s ability to enforce the master netting agreements at June 30, 2014:

				Gross Amounts Not Offset in the Statement of Financial Condition
Assets	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Commodity Futures Contracts	$4,940,990	$(43,840)	$4,897,150	$—	$—	$4,897,150

The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Fund’s ability to enforce the master netting agreements at December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Condition
Assets	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Commodity Futures Contracts	$(6,507,505)	$111,115	$(6,396,390)	$—	$6,396,390	$—

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2014

The Managing Owner will utilize the cash held at the commodity broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that cash held at the commodity broker is not adequate to cover any realized losses, a portion of the United States Treasury Bills will be sold to make additional cash available.

(i) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2014 and 2013 and the Six Months Ended June 30, 2014 and 2013.

(j) Routine Operational, Administrative and Other Ordinary Expenses

Pursuant to a written agreement, the Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs as part of its management fee. Accordingly, such expenses are not reflected in the statement of income and expenses of the Fund.

(k) Organizational and Offering Costs

Pursuant to a written agreement, all organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares are also paid by the Managing Owner.

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2014 and 2013 and the Six Months Ended June 30, 2014 and 2013, the Fund did not incur such expenses.

(5) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the statement of financial condition, may result in a future obligation or loss in excess of the amounts shown on the statement of financial condition. The financial instruments used by the Fund are exchange-listed commodity futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2014

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2014

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

(7) Profit and Loss Allocations and Distributions

Pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

No distributions were paid for the Six Months Ended June 30, 2014 or 2013.

(8) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(9) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2014 and 2013 and for the Six Months Ended June 30, 2014 and 2013. The net investment income and total expense ratios are calculated using average net asset value during the respective period. The net asset value presentation is calculated using average daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Asset Value
Net asset value per Share, beginning of period	$41.41	$53.95	$39.17	$57.10
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.53	(13.73)	3.84	(16.78)
Net investment income (loss)	(0.08)	(0.08)	(0.15)	(0.18)

Net income (loss)	1.45	(13.81)	3.69	(16.96)
Net asset value per Share, end of period	$42.86	$40.14	$42.86	$40.14

Market value per Share, beginning of period	$41.38	$53.95	$39.19	$57.09

Market value per Share, end of period	$43.11	$40.42	$43.11	$40.42

Ratio to average Net Assets*
Net investment income (loss)	(0.75)%	(0.72)%	(0.74)%	(0.70)%

Total expenses	0.78%	0.77%	0.78%	0.77%

Total Return, at net asset value **	3.50%	(25.60)%	9.42%	(29.70)%

Total Return, at market value **	4.18%	(25.08)%	10.00%	(29.20)%

*	Percentages are annualized.
**	Percentages are not annualized.

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2014

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

The Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are gold and silver. The Index is composed of notional amounts of each of the Index Commodities. The Fund also holds United States Treasury Obligations on deposit with the Fund’s Commodity Broker as margin.

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Newedge USA LLC, Virtu Financial Capital Markets, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas, LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. has executed a Participant Agreement.

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

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”).Trademark applications in the United States are pending with respect to the Trust, the Fund and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Trust, the Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Trust, the Fund and the Managing Owner.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of June 30, 2014:

Index Commodity	Fund Weight (%)
Gold	80.74
Silver	19.26

Closing Level as of June 30, 2014:	100.00

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

Performance Summary

This Report covers the three months ended June 30, 2014 and 2013 (hereinafter referred to as the “Three Months Ended June 30, 2014” and the “Three Months Ended June 30, 2013”, respectively) and the six months ended June 30, 2014 and 2013 (hereinafter referred to as the “Six Months Ended June 30, 2014” and the “Six Months Ended June 30, 2013”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2014 and the Six Months Ended June 30, 2014 and for the Three Months Ended June 30, 2013 and the Six Months Ended June 30, 2013” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2014 and the Six Months Ended June 30, 2014

and for the Three Months Ended June 30, 2013 and the Six Months Ended June 30, 2013

Underlying Index	Aggregate returns for indices in the DBIQ-OY Precious Metals TR ™
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
DB Gold Indices	2.95%	(23.38)%	9.83%	(27.22)%
DB Silver Indices	6.39%	(31.54)%	8.23%	(35.81)%

AGGREGATE RETURN	3.59%	(24.95)%	9.52%	(28.89)%

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

The Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis at fair value in the financial statements, with changes in fair value reported in the statement of income and expenses.

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

Operating Activities

Net cash flow provided by operating activities was $1.4 million and $57.8 million for the Six Months Ended June 30, 2014 and 2013, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2014, $379.0 million was paid to purchase United States Treasury Obligations and $376.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2013, $556.9 million was paid to purchase United States Treasury Obligations and $625.5 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation on United States Treasury Obligations and futures increased by $11.3 million and decreased by $83.2 million during the Six Months Ended June 30, 2014 and 2013, respectively.

Financing Activities

The Fund’s net cash flow (used for) financing activities was ($7.3) million and ($43.4) million during the Six Months Ended June 30, 2014 and 2013, respectively. This included $41.7 million and $50.5 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2014 and 2013, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013 AND THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

JUNE 30, 2014 AND 2013 AND THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Fund Share Price Performance

For the Three Months Ended June 30, 2014, the NYSE Arca market value of each Share increased 4.18% from $41.38 per Share to $43.11 per Share. The Share price low and high for the Three Months Ended June 30, 2014 and related change from the Share price on March 31, 2014 was as follows: Shares traded from a low of $39.81 per Share (-3.79%) on June 2, 2014, to a high of $43.11 per Share (+4.18%) on June 30, 2014.

For the Three Months Ended June 30, 2013, the NYSE Arca market value of each Share decreased 25.08% from $53.95 per Share to $40.42 per Share. The Share price high and low for the Three Months Ended June 30, 2013 and related change from the Share price on March 31, 2013 was as follows: Shares traded from a high of $53.89 per Share (-0.11%) on April 1, 2013 to a low of $39.05 per Share (-27.62%) on June 27, 2013.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2014, the net asset value of each Share increased 3.50% from $41.41 per Share to $42.86 per Share. Increasing prices for gold and silver futures contracts during the Three Months Ended June 30, 2014 contributed to an overall 3.59% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income for the Three Months Ended June 30, 2014 was $6.1 million, resulting from interest income of $0.02 million, net realized loss of $5.8 million, net change in unrealized gain of $12.2 million, and operating expenses of $0.3 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Fund Share Price Performance

For the Six Months Ended June 30, 2014, the NYSE Arca market value of each Share increased 10.00% from $39.19 per Share to $43.11 per Share. The Share price low and high for the Six Months Ended June 30, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a low of $39.81 per Share (-1.58%) on January 8, 2014, and June 2, 2014 to a high of $44.77 per Share (+14.24%) on March 14, 2014.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2014, the net asset value of each Share increased 9.42% from $39.17 per Share to $42.86 per Share. Increasing prices for gold and silver futures contracts during the Six Months Ended June 30, 2014 contributed to an overall 9.52% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income for the Six Months Ended June 30, 2014 was $15.7 million, resulting from interest income of $0.03 million, net realized gain of $5.1 million, net change in unrealized gain of $11.3 million, and operating expenses of $0.7 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2014.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded for the three months ended June 30, 2014
PowerShares DB Precious Metals Fund	$198,716,797	1.21%	$5,327,281	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded for the three months ended December 31, 2013
PowerShares DB Precious Metals Fund	$183,319,612	1.52%	$6,374,121	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2014 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, filed March 4, 2014 (the “Annual Report”), except as follows, which replaces the risk factor in the Annual Report:

The Value of the Shares of Each Fund Relates Directly to the Value of the Futures Contracts and Other Assets Held by Each Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in Each Fund’s Shares.

The Shares of each Fund are designed to reflect as closely as possible the changes, positive or negative, in the level of its corresponding Index, over time, through its portfolio of exchange traded futures contracts on its Index Commodities. The value of the Shares of each Fund relates directly to the value of its portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the various Index Commodities may fluctuate widely. Several factors may affect the prices of the Index Commodities, including, but not limited to:

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

Effective as of August 15, 2014, the daily London silver fix, or the London Silver Fix, which has served as a global benchmark, will be replaced by an electronic silver benchmark operated by the CME Group and Thomson Reuters, or the Replacement Silver Fix. The CME Group will provide the pricing and Thomson Reuters will provide the administration and the governance for the Replacement Silver Fix.

As of the date of this Report, the Fund invests in silver futures contracts that trade on the CME. According to the rules associated with these silver futures contracts, the silver that underlies these futures contracts must be silver that is produced by a list of specific producers. To the extent that these approved producers rely upon the Replacement Silver Fix on and after August 15, 2014 with respect to the pricing of silver, the value of the Fund’s silver futures contracts and the value of the shares of the Fund may be affected adversely to the extent that the Replacement Silver Fix experiences unexpected issues or has inherent design flaws, if any.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2014:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2014 to April 30, 2014	400,000	$41.86
May 1, 2014 to May 31, 2014	—	$—
June 1, 2014 to June 30, 2014	200,000	$39.88

Total:	600,000	$41.19

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”)

Deutsche Bank AG, an affiliate of ours, has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the quarter ended June 30, 2014. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, four of which remained outstanding as of June 30, 2014, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC) and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments and one Asian national government. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to not allow access to the accounts in light of the overall sanctions environment.

During the second quarter of 2014, approximately € 400 was paid into the escrow account. We, in our role as agent, distributed to the participants in the banking consortia € 22.3 million including portions attributable to us totaling approximately € 3.4 million.

We generated revenues in the second quarter of 2014 of approximately € 0.7 million in respect of these financing arrangements, of which approximately € 0.66 million consisted of escrow account revenues, € 30,000 consisted of loan interest revenues and € 10,000 consisted of fee revenues. The net profits were less than these amounts.

As of June 30, 2014, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

Our portion of the remaining loan facilities amounted to approximately € 29 million as of June 30, 2014. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.8 million are still outstanding as of June 30, 2014. The gross revenues from this business were approximately € 11,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 9.0 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 20,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of less than € 100 to the frozen account of the Syrian bank.

We intend to exit these guarantee arrangements as soon as possible.

Payments Received. We received less than 15 payments adding up to approximately € 2 million in favor of non-Iranian clients in Germany, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 3,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to execute such transactions in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany. Several Iranian banks, including Bank Melli Iran, Bank Saderat and Europäisch-Iranische Handelsbank, have branches or offices in Germany, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany, when these branches or offices need to make payments in Germany to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank accepts fund transfers from these Iranian banks and disburses them to the applicable (mainly German) payees, some of whom hold accounts with us. In the second quarter of 2014, we received approximately € 1 million in such disbursements in approximately 200 transactions via the German Bundesbank in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 1,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to execute such transactions in the future.

Maintaining of Accounts for Iranian Consulates and Embassies. In the second quarter of 2014, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM) terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 5 million in the second quarter of 2014, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 13,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

Relationships with Corporate Clients. We maintain a business relationship with one corporate client registered in Germany who was sanctioned by the US in the first quarter of 2014 pursuant to Executive Order 13382. We did not terminate this relationship but imposed several restrictive measures to mitigate the relevant risks. In the second quarter of 2014 the revenues derived from this relationship were less than € 3,000 and the net profits were less than this amount.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Precious Metals Fund—June 30, 2014 (unaudited) and December 31, 2013, (ii) the Unaudited Schedule of Investments of PowerShares DB Precious Metals Fund—June 30, 2014, (iii) the Schedule of Investments of PowerShares DB Precious Metals Fund—December 31, 2013, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Precious Metals Fund—Three Months Ended June 30, 2014 and 2013 and Six Months Ended June 30, 2014 and 2013, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund—Three Months Ended June 30, 2014, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund—Three Months Ended June 30, 2013, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund—Six Months Ended June 30, 2014, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund—Six Months Ended June 30, 2013, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Precious Metals Fund—Six Months Ended June 30, 2014 and 2013, and (x) Notes to Unaudited Financial Statements of PowerShares DB Precious Metals Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/S/ MARTIN KREMENSTEIN
	Name: Title:	Martin Kremenstein Chief Executive Officer

Dated: August 6, 2014	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Chief Financial Officer