Form 10-Q
period 2015-06-30
PowerShares DB Precious Metals Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2015-08-10
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of outstanding Shares as of June 30, 2015: 3,600,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $123,998,888 and $150,997,882, respectively)	$124,000,254	$150,997,571
Cash held by commodity broker	—	15,350,341
Cash held by custodian	6,830,534	—
Net unrealized appreciation (depreciation) on Commodity Futures Contracts	—	(9,558,370)

Total assets (of which $19,167,740 and $7,637,300, respectively is restricted for maintenance margin purposes)	$130,830,788	$156,789,542

Liabilities
Variation margin payable	$832,260	$—
Payable for securities purchased	—	2,999,738
Management fee payable	80,722	94,583
Brokerage fee payable	5,000	4,837

Total liabilities	917,982	3,099,158

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,444	1,464
Shareholders’ equity—Shares	129,911,362	153,688,920

Total shareholders’ equity	129,912,806	153,690,384

Total liabilities and equity	$130,830,788	$156,789,542

General Shares outstanding	40	40
Shares outstanding	3,600,000	4,200,000
Net asset value per share
General Shares	$36.09	$36.59
Shares	$36.09	$36.59

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

June 30, 2015

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.005% due July 2, 2015	6.93%	$9,000,000	$9,000,000
U.S. Treasury Bills, 0.005% due July 9, 2015	2.31	3,000,012	3,000,000
U.S. Treasury Bills, 0.000% due July 23, 2015	76.97	100,000,200	100,000,000
U.S. Treasury Bills, 0.020% due August 13, 2015	5.39	7,000,042	7,000,000
U.S. Treasury Bills, 0.015% due August 20, 2015	3.85	5,000,000	5,000,000

Total United States Treasury Obligations (cost $123,998,888)	95.45%	$124,000,254

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (890 contracts, settlement date December 29, 2015)	(1.06)%	$(1,375,015)	$104,486,000
COMEX Silver (326 contracts, settlement date January 27, 2016)	(1.16)	(1,512,945)	25,511,130

Total Commodity Futures Contracts	(2.22)%	$(2,887,960)	$129,997,130

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

December 31, 2014

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.030% due January 2, 2015	1.95%	$3,000,000	$3,000,000
U.S. Treasury Bills, 0.010% due January 22, 2015	81.33	124,998,250	125,000,000
U.S. Treasury Bills, 0.015% due January 29, 2015	5.86	8,999,865	9,000,000
U.S. Treasury Bills, 0.020% due February 26, 2015	5.21	7,999,816	8,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	1.95	2,999,904	3,000,000
U.S. Treasury Bills, 0.040% due April 2, 2015	1.95	2,999,736	3,000,000

Total United States Treasury Obligations (cost $150,997,882)	98.25%	$150,997,571

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (1,089 contracts, settlement date April 28, 2015)	(5.17)%	$(7,941,820)	$129,035,610
COMEX Silver (398 contracts, settlement date January 27, 2016)	(1.05)	(1,616,550)	31,342,500

Total Commodity Futures Contracts	(6.22)%	$(9,558,370)	$160,378,110

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income
Interest Income	$4,959	$15,054	$13,390	$33,566

Expenses
Management Fee	243,901	342,670	530,990	694,523
Brokerage Commissions and Fees	2,133	13,275	7,784	26,041

Total expenses	246,034	355,945	538,774	720,564

Net investment income (loss)	(241,075)	(340,891)	(525,384)	(686,998)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	85	579	807	969
Commodity Futures Contracts	(17,023)	(5,789,810)	(7,186,619)	5,097,460

Net realized gain (loss)	(16,938)	(5,789,231)	(7,185,812)	5,098,429

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	494	(1,356)	1,677	(1,345)
Commodity Futures Contracts	(2,763,973)	12,250,265	6,670,410	11,293,540

Net change in unrealized gain (loss)	(2,763,479)	12,248,909	6,672,087	11,292,195

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(2,780,417)	6,459,678	(513,725)	16,390,624

Net Income (Loss)	$(3,021,492)	$6,118,787	$(1,039,109)	$15,703,626

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at April 01, 2015	40	$1,477	3,600,000	$132,953,268	$132,954,745

Sale of Shares			200,000	7,445,107	7,445,107

Redemption of Shares			(200,000)	(7,465,554)	(7,465,554)

Net Increase (Decrease) due to Share Transactions			—	(20,447)	(20,447)

Net Income (Loss)

Net investment income (loss)		(9)		(241,066)	(241,075)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(90)		(16,848)	(16,938)

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		66		(2,763,545)	(2,763,479)

Net Income (Loss)		(33)		(3,021,459)	(3,021,492)

Net Change in Shareholders’ Equity	—	(33)	—	(3,041,906)	(3,041,939)

Balance at June 30, 2015	40	$1,444	3,600,000	$129,911,362	$129,912,806

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2014

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at April 01, 2014	40	$1,656	4,600,000	$190,481,599	$190,483,255

Sale of Shares			400,000	16,717,949	16,717,949

Redemption of Shares			(600,000)	(24,719,546)	(24,719,546)

Net Increase (Decrease) due to Share Transactions			(200,000)	(8,001,597)	(8,001,597)

Net Income (Loss)

Net investment income (loss)		(3)		(340,888)	(340,891)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(55)		(5,789,176)	(5,789,231)

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		116		12,248,793	12,248,909

Net Income (Loss)		58		6,118,729	6,118,787

Net Change in Shareholders’ Equity	—	58	(200,000)	(1,882,868)	(1,882,810)

Balance at June 30, 2014	40	$1,714	4,400,000	$188,598,731	$188,600,445

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 01, 2015	40	$1,464	4,200,000	$153,688,920	$153,690,384

Sale of Shares			400,000	15,043,102	15,043,102

Redemption of Shares			(1,000,000)	(37,781,571)	(37,781,571)

Net Increase (Decrease) due to Share Transactions			(600,000)	(22,738,469)	(22,738,469)

Net Income (Loss)

Net investment income (loss)		(10)		(525,374)	(525,384)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(138)		(7,185,674)	(7,185,812)

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		128		6,671,959	6,672,087

Net Income (Loss)		(20)		(1,039,089)	(1,039,109)

Net Change in Shareholders’ Equity	—	(20)	(600,000)	(23,777,558)	(23,777,578)

Balance at June 30, 2015	40	$1,444	3,600,000	$129,911,362	$129,912,806

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 01, 2014	40	$1,567	4,600,000	$180,198,579	$180,200,146

Sale of Shares			1,000,000	41,712,113	41,712,113

Redemption of Shares			(1,200,000)	(49,015,440)	(49,015,440)

Net Increase (Decrease) due to Share Transactions			(200,000)	(7,303,327)	(7,303,327)

Net Income (Loss)

Net investment income (loss)		(6)		(686,992)	(686,998)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		48		5,098,381	5,098,429

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		105		11,292,090	11,292,195

Net Income (Loss)		147		15,703,479	15,703,626

Net Change in Shareholders’ Equity	—	147	(200,000)	8,400,152	8,400,299

Balance at June 30, 2014	40	$1,714	4,400,000	$188,598,731	$188,600,445

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income (Loss)	$(1,039,109)	$15,703,626
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(281,985,252)	(378,965,688)
Proceeds from securities sold and matured	305,999,492	375,998,711
Net accretion of discount on United States Treasury Obligations	(14,177)	(33,698)
Net realized (gain) loss on United States Treasury Obligations	(807)	(969)
Net change in unrealized (gain) loss on United States Treasury Obligations and Commodity Futures Contracts	(6,672,087)	(11,292,195)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	(5,884,835)	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	2,996,875	—
Change in operating receivables and payables:
Variation margin payable	832,260	—
Management fee payable	(13,861)	(4,463)
Brokerage fee payable	163	1,741

Net cash provided by (used for) operating activities	14,218,662	1,407,065

Cash flows from financing activities:
Proceeds from sale of Shares	15,043,102	41,712,113
Redemption of Shares	(37,781,571)	(49,015,440)

Net cash provided by (used for) financing activities	(22,738,469)	(7,303,327)

Net change in cash held by broker	(8,519,807)	(5,896,262)
Cash at beginning of period (a)	15,350,341	9,718,986

Cash at end of period (a)(b)	$6,830,534	$3,822,724

(a)	Cash at December 31, 2014 and prior reflects cash held by the Predecessor Commodity Broker.
(b)	Cash at June 30, 2015 reflects cash held by the Custodian.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements

June 30, 2015

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

This Report covers the three months ended June 30, 2015 and 2014 (hereinafter referred to as the “Three Months Ended June 30, 2015” and the “Three Months Ended June 30, 2014”, respectively) and the six months ended June 30, 2015 and 2014 (hereinafter referred to as the “Six Months Ended June 30, 2015” and the “Six Months Ended June 30, 2014”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

(3) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (“DBIQ-OY Precious Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations on deposit with the Custodian and with the Commodity Broker as margin. The Index is intended to reflect the change in market value of the precious metals sector. The commodities comprising the Index are gold and silver (each an “Index Commodity”, and collectively, the “Index Commodities”).

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodity futures contracts included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity.

The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker (as defined below) as margin. The Fund does not borrow money to increase leverage. As of June 30, 2015 and December 31, 2014, the Fund had $19,167,740 (or 14.65% of its total assets) and $156,789,542 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker (as defined below) or its Predecessor Commodity Broker (as defined below), as applicable (as defined below) or its Predecessor Commodity Broker (as defined below), as applicable. Of this, $19,167,740 (or 14.65%) and $7,637,300 (or 4.87%) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of June 30, 2015 and December 31, 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (See Note 4). For additional information, please see the unaudited Schedules of Investments as of June 30, 2015 and December 31, 2014 for details of the Fund’s portfolio holdings.

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

During the Three Months Ended June 30, 2015 and 2014, the Fund incurred Management Fees of $243,901 and $342,670, respectively. During the Six Months Ended June 30, 2015 and 2014, the Fund incurred Management Fees of $530,990 and $694,523, respectively. As of June 30, 2015 and December 31, 2014, Management Fees payable were $80,722 and $94,583, respectively.

The Commodity Broker

Effective as of the Closing Date, Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). Deutsche Bank Securities Inc. (“DBSI”), a Delaware corporation, served as the Fund’s futures clearing broker up to and excluding the Closing Date (the “Predecessor Commodity Broker”). DBSI is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Predecessor Managing Owner. A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2015 and 2014, the Fund incurred brokerage fees of $2,133 and $13,275, respectively. During the Six Months Ended June 30, 2015 and 2014, the Fund incurred brokerage fees of $7,784 and $26,041, respectively. As of June 30, 2015 and December 31, 2014, brokerage fees payable were $5,000 and $4,837, respectively. For the avoidance of doubt, for purposes of the reporting period up to and excluding the Closing Date, commission payments were paid to the Predecessor Commodity Broker. The Commodity Broker has served as the Fund’s futures clearing broker since the Closing Date and all commission accruals since the Closing Date have been paid to the Commodity Broker.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

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

As of December 31, 2014, the Fund held $15,350,341 of cash and $150,997,571 of United States Treasury Obligations at the Predecessor Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $9,930,850 of cash and $153,998,118 of United States Treasury Obligations from the Predecessor Commodity Broker to the Custodian. Additionally, during that same three-day period, the Fund transferred all of its open positions of commodity futures contracts from the Predecessor Commodity Broker to the Commodity Broker, $134,986,500 of United States Treasury Obligations from the Custodian to the Commodity Broker to satisfy maintenance margin requirements and $5,884,835 of cash from the Custodian to the Commodity Broker to satisfy variation margin requirements for open commodity futures contracts. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts. The cumulative amount of cash transferred to the Commodity Broker as of June 30, 2015 approximates the net unrealized appreciation (depreciation) on commodity futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

As of June 30, 2015, the Fund had $110,830,788 (or 84.71% of total assets) of its holdings of cash and United States Treasury Obligations held with its Custodian. No assets were held at the Custodian on December 31, 2014.

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

Marketing Agent

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. as the marketing agent (the “Marketing Agent”) to assist the Managing Owner by providing support to educate institutional investors about the DBIQ indices and to complete governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ indices.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Evaluated quotes provided by the pricing service may be determined without exclusive reliance on quoted prices, and may reflect appropriate factors such as developments related to specific securities, yield, quality, type of issue, coupon rate, maturity, individual trading characteristics and other market data. All debt obligations involve some risk of default with respect to interest and/or principal payments.

The levels assigned to the securities valuations may not be an indication of the risk or liquidity associated with investing in those securities. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

The following is a summary of the tiered valuation input levels as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$124,000,254	$—	$124,000,254
Commodity Futures Contracts(a)	$(2,887,960)	$—	$—	$(2,887,960)

(a)	Unrealized appreciation (depreciation).

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. Effective on the Closing Date, the Managing Owner evaluated the classification of the Fund’s investments, and elected to reflect United States Treasury Obligations as Level 2.

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

The following is a summary of the tiered valuation input levels as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$150,997,571	$—	$—	$150,997,571
Commodity Futures Contracts(a)	$(9,558,370)	$—	$—	$(9,558,370)

(a)	Unrealized appreciation (depreciation).

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker.

(e) Deposits with Custodian

The combination of the Fund’s deposits with its Custodian of cash and United States Treasury Obligations represents the Fund’s overall assets held with its Custodian.

(f) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on evaluated mean prices provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Fund’s Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. As of June 30, 2015, there were no payables or receivables outstanding for securities purchased or sold. The Fund purchased $3,000,000 face amount of United States Treasury Obligations valued at $2,999,738 which was recorded as payable for securities purchased as of December 31, 2014.

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statement of Financial Condition.

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

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factoring including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2011.

(j) Commodity Futures Contracts

All commodity futures contracts are held and used for trading purposes. Commodity futures contracts are recorded on trade date. Open contracts are recorded in the Statement of Financial Condition at fair value on trade date and on each successive date as well as on the last business day of each of the periods presented. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statement of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

The Fair Value of Derivative Instruments is as follows:

	June 30, 2015(a)		December 31, 2014(b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(2,887,960)	$—	$(9,558,370)

(a)	Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the June 30, 2015 Statement of Financial Condition.
(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net Unrealized appreciation (depreciation) on Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(17,023)	$(5,789,810)
	Net Change in Unrealized Gain (Loss)	(2,763,973)	12,250,265

Total		$(2,780,996)	$6,460,455

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(7,186,619)	$5,097,460
	Net Change in Unrealized Gain (Loss)	6,670,410	11,293,540

Total		$(516,209)	$16,391,000

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Currency Futures Contracts
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Average Notional Value	$128,445,513	$190,301,184	$144,943,644	$190,368,124

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

The Fund utilizes derivative instruments to achieve its investment objective. The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2015, net by contract:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized(a)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Liabilities
Commodity Futures Contracts	$(2,887,960)	$—	$(2,887,960)	$2,887,960	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2014 net by contract:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized(a)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Liabilities
Commodity Futures Contracts	$(9,558,370)	$—	$(9,558,370)	$—	$9,558,370	$—

(a)	Includes cumulative appreciation (depreciation) of futures contracts.
(b)	As of June 30, 2015 and December 31, 2014, a portion of the Fund’s cash and U.S. Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the Statement of Income and Expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable, were less than $6.00 and $10.00 per round-turn trade during the Three and Six Months Ended June 30, 2015 and 2014, respectively.

(l) Routine Operational, Administrative and Other Ordinary Expenses

After the Closing Date, the Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Prior to the Closing Date, the Predecessor Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund. Accordingly, all such expenses are not reflected in the Statement of Income and Expenses of the Fund.

(m) Organizational and Offering Costs

All organizational and offering expenses (including continuous offering expenses for the offering of Shares) incurred by the Fund were assumed by either the Predecessor Managing Owner or the Managing Owner. The Fund is not responsible to either the Predecessor Managing Owner or the Managing Owner for the reimbursement of organizational and offering costs (including continuous offering expenses for the offering of Shares).

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

(n) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Six Months Ended June 30, 2015 and 2014, the Fund did not incur such expenses.

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

(7) Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator who serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. As provided below, the creation order settlement date may occur up to 3 business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

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

June 30, 2015

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

No distributions were paid for the Three and Six Months Ended June 30, 2015 or 2014.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2015 and December 31, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Six Months Ended June 30, 2015 and 2014. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Asset Value
Net asset value per Share, beginning of period	$36.93	$41.41	$36.59	$39.17
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(0.77)	1.53	(0.36)	3.84
Net investment income (loss) (a)	(0.07)	(0.08)	(0.14)	(0.15)

Net income (loss)	(0.84)	1.45	(0.50)	3.69

Net asset value per Share, end of period	$36.09	$42.86	$36.09	$42.86

Market value per Share, beginning of period (b)	$36.93	$41.43	$36.65	$39.18

Market value per Share, end of period (b)	$36.11	$43.09	$36.11	$43.09

Ratio to average Net Assets *
Net investment income (loss)	(0.74)%	(0.75)%	(0.74)%	(0.74)%

Total expenses	0.76%	0.78%	0.76%	0.78%

Total Return, at net asset value **	(2.28)%	3.50%	(1.37)%	9.42%

Total Return, at market value **	(2.22)%	4.01%	(1.47)%	9.98%

(a)	Calculated using average shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (“DBIQ-OY Precious Metals ER™”, or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets. After the Closing Date, the aggregate notional value of the Futures Contracts owned by the Fund is expected to approximate the aggregate net asset value of the Fund, as opposed to the aggregate Index value.

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. has executed a Participant Agreement and are the only Authorized Participants.

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

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”), in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are gold and silver. The Index is composed of notional amounts of each of the Index Commodities. The Fund also holds United States Treasury Obligations for deposit with the Custodian and with the Commodity Broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any

Index Commodity by investing in a specific Index Contract, the Fund may invest in a commodity futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other commodity futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such commmodity futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date (as defined below).

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on June 4, 1990 (the “Base Date”). The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Gold	80.00
Silver	20.00

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity or related commodity futures contracts, as applicable, as of June 30, 2015:

Index Commodity	Fund Weight (%)
Gold	80.36
Silver	19.64

Closing Level as of June 30, 2015:	100.00

Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index.

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

Performance Summary

This Report covers the three months ended June 30, 2015 and 2014 (hereinafter referred to as the “Three Months Ended June 30, 2015” and the “Three Months Ended June 30, 2014”, respectively) and the six months ended June 30, 2015 and 2014 (hereinafter referred to as the “Six Months Ended June 30, 2015” and the “Six Months Ended June 30, 2014”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2015 and 2014” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2015 and 2014

	AGGREGATE RETURNS FOR INDICES IN THE
	DBIQ-OY Precious Metals TR ™
	Three Months Ended June 30,		Six Months Ended June 30,
Underlying Index	2015	2014	2015	2014
DB Gold Indices	(0.98)%	2.95%	(1.20)%	9.83%
DB Silver Indices	(6.42)%	6.39%	(0.62)%	8.23%
AGGREGATE RETURN	(2.10)%	3.59%	(1.09)%	9.52%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined. The Managing Owner may use good faith fair value methodologies in instances where the settlement price is not available. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which may be used as margin for the Fund’s trading in commodity futures contracts. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Fund’s Commodity Broker to meet margin requirements. All remaining Cash and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $14.2 million and $1.4 million for the Six Months Ended June 30, 2015 and 2014, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statement of Financial Condition.

During the Six Months Ended June 30, 2015, $282 million was paid to purchase United States Treasury Obligations and $306.0 million was received from sales and maturing United States Treasury Obligations. During the Six Months Ended June 30, 2014, $379.0 million was paid to purchase United States Treasury Obligations and $376.0 million was received from sales and maturing United States Treasury Obligations. The net change in unrealized appreciation/depreciation on United States Treasury Obligations and Commodity Futures Contracts increased (decreased) net cash provided by (used for) operating activities by $(6.7) million and $(11.3) million during the Six Months Ended June 30, 2015 and 2014, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(22.7) million and $(7.3) million during the Six Months Ended June 30, 2015 and 2014, respectively. This included $15.0 million and $41.7 million from the sale of Shares to Authorized Participants and $37.8 million and $49.0 million from Shares redeemed by Authorized Participants during the Six Months Ended June 30, 2015 and 2014, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (the “DBIQ-OY Precious Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBP”), (ii) the Fund’s NAV (as reflected by the graph “DBPNV”), and (iii) the closing levels of the Index (as reflected by the graph “DBPMIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual commodity futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to new and expanded speculative position limits and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not Index Commodities as proxies for the Index Commodities. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodities as proxies for the Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBP, DBPNV AND DBPMIX FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

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

THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Fund Share Price Performance

For the Three Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 2.22% from $36.93 per Share to $36.11 per Share. The Share price low and high for the Three Months Ended June 30, 2015 and related change from the Share price on March 31, 2015 was as follows: Shares traded from a high of $38.40 per Share (+3.98%) on May 18, 2015, to a low of $36.11 per Share (-2.22%) on June 30, 2015.

For the Three Months Ended June 30, 2014, the NYSE Arca market value of each Share increased 4.01% from $41.43 per Share to $43.09 per Share. The Share price low and high for the Three Months Ended June 30, 2014 and related change from the Share price on December 31, 2014 was as follows: Shares traded from a low of $39.82 per Share (-3.89%) on June 2, 2014, to a high of $43.09 per Share (+4.01%) on June 30, 2014.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2015, the net asset value of each Share decreased 2.28% from $36.93 per Share to $36.09 per Share. Decreasing prices of gold and silver Commodity Futures Contracts during the Three Months Ended June 30, 2015 contributed to an overall 2.10% decrease in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the Three Months Ended June 30, 2015 was $(3.0) million, primarily resulting from net change in unrealized gain (loss) of $(2.8) million and operating expenses of $0.2 million.

For the Three Months Ended June 30, 2014, the net asset value of each Share increased 3.50% from $41.41 per Share to $42.86 per Share. Rising prices of gold and silver commodity futures contracts during the Three Months Ended June 30, 2014 contributed to an overall 3.59% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the Three Months Ended June 30, 2014 was $6.1 million, resulting from interest income of $0.02 million, net realized gain (loss) of $(5.8) million, net change in unrealized gain (loss) of $12.2 million, and operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Fund Share Price Performance

For the Six Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 1.47% from $36.65 per Share to $36.11 per Share. The Share price low and high for the Six Months Ended June 30, 2015 and related change from the Share price on March 31, 2015 was as follows: Shares traded from a high of $40.98 per Share (+11.81%) on January 22, 2015, to a low of $35.57 per Share (-2.95%) on March 17, 2015.

For the Six Months Ended June 30, 2014, the NYSE Arca market value of each Share increased 9.98% from $39.18 per Share to $43.09 per Share. The Share price low and high for the Six Months Ended June 30, 2014 and related change from the Share price on December 31, 2014 was as follows: Shares traded from a low of $39.82 per Share (+1.63%) on June 2, 2014, to a high of $44.78 per Share (+14.28%) on March 14, 2014.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2015, the net asset value of each Share decreased 1.37% from $36.59 per Share to $36.09 per Share. Decreasing prices of gold and silver Commodity Futures Contracts during the Six Months Ended June 30, 2015 contributed to an overall 1.09% decrease in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the Six Months Ended June 30, 2015 was $(1.0) million, primarily resulting from net realized gain (loss) of $(7.2) million, net change in unrealized gain (loss) of $6.7 million and operating expenses of $0.5 million.

For the Six Months Ended June 30, 2014, the net asset value of each Share increased 9.42% from $39.17 per Share to $42.86 per Share. Rising prices of gold and silver commodity futures contracts during the Six Months Ended June 30, 2014 contributed to an overall 9.52% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the Six Months Ended June 30, 2014 was $15.7 million, resulting from interest income of $0.03 million, net realized gain (loss) of $5.1 million, net change in unrealized gain (loss) of $11.3 million, and operating expenses of $0.7 million.

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

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position. The Managing Owner expects the risk of the loss to be remote.

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and the Predecessor Commodity Broker, respectively. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and the Commodity Broker has served as the Fund’s futures clearing broker and all Management Fee accruals and commission accruals since the Closing Date have been paid to the Managing Owner and the Commodity Broker, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTRODUCTION

The Fund is designed to replicate positions in a commodity index. The market sensitive instruments held by it are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements can produce frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is primarily influenced by changes in the prices of commodities.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Six Months ended June 30, 2015 Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$129,912,806	0.87%	$2,628,127	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2014.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$153,690,384	0.98%	$3,463,932	13

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2015 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the Fund’s quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2015:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2015 to April 30, 2015	200,000	$37.33
May 1, 2015 to May 31, 2015	—	$—
June 1, 2015 to June 30, 2015	—	$—

Total	200,000	$37.33

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Precious Metals Fund — June 30, 2015 (unaudited) and December 31, 2014, (ii) the Unaudited Schedule of Investments of PowerShares DB Precious Metals Fund — June 30, 2015, (iii) the Schedule of Investments — December 31, 2014, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Precious Metals Fund — Three Months Ended June 30, 2015 and 2014 and Six Months Ended June 30, 2015 and 2014, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund — Three Months Ended June 30, 2015, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund — Three Months Ended June 30, 2014, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund — Six Months Ended June 30, 2015, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund — Six Months Ended June 30, 2014, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Precious Metals Fund — Six Months Ended June 30, 2015 and 2014, and (x) Notes to Unaudited Financial Statements of PowerShares DB Precious Metals Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Precious Metals Fund

By:	Invesco PowerShares Capital Management LLC, its Managing Owner

By:	/S/ ANDREW SCHLOSSBERG
Name: Title:	Andrew Schlossberg Principal Executive Officer

Dated: August 10, 2015	By:	/S/ STEVEN HILL
	Name: Title:	Steven Hill Principal Financial and Accounting Officer, Investment Pools