Form 10-Q
period 2016-06-30
PowerShares DB Precious Metals Fund
filed 2016-08-09
CIK 1383057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of outstanding Shares as of June 30, 2016: 5,400,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

June 30, 2016 and December 31, 2015

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
United States Treasury Obligations, at fair value (cost $207,927,207 and $93,496,103, respectively)	$207,943,789	$93,495,497
Cash held by custodian	12,061,765	3,453,972
Total assets	$220,005,554	$96,949,469
Liabilities
Variation margin payable	$296,460	$39,375
Management fee payable	108,007	62,290
Brokerage fee payable	4,693	4,231
Total liabilities	409,160	105,896
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	1,627	1,291
Shareholders' equity—Shares	219,594,767	96,842,282
Total shareholders' equity	219,596,394	96,843,573
Total liabilities and equity	$220,005,554	$96,949,469
General Shares outstanding	40	40
Shares outstanding	5,400,000	3,000,000

Net asset value per share	$40.67	$32.28

Market value per share	$40.94	$32.25

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

June 30, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Fair Value	Face Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.190% due July 7, 2016	15.03%	$32,999,736	$33,000,000
U.S. Treasury Bills, 0.250% due July 21, 2016	6.83	14,998,545	15,000,000
U.S. Treasury Bills, 0.260% due July 28, 2016	3.19	6,999,097	7,000,000
U.S. Treasury Bills, 0.275% due August 4, 2016	30.05	65,986,932	66,000,000
U.S. Treasury Bills, 0.340% due September 1, 2016 (b)	28.22	61,976,254	62,000,000
U.S. Treasury Bills, 0.270% due October 6, 2016 (b)	11.37	24,983,225	25,000,000
Total United States Treasury Obligations (cost $207,927,207)	94.69%	$207,943,789

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $32,979,300 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (1,314 contracts, settlement date August 29, 2016)	7.43%	$16,329,214	$173,526,840
COMEX Silver (492 contracts, settlement date January 27, 2017)	3.23	7,085,800	46,043,820
Total Commodity Futures Contracts	10.66%	$23,415,014	$219,570,660

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

December 31, 2015

(Unaudited)

Description	Percentage of Shareholders' Equity	Fair Value	Face Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.235% due January 7, 2016	25.82%	$24,999,900	$25,000,000
U.S. Treasury Bills, 0.205% due January 14, 2016	20.65	19,999,440	20,000,000
U.S. Treasury Bills, 0.195% due January 21, 2016 (b)	17.55	16,999,303	17,000,000
U.S. Treasury Bills, 0.170% due January 28, 2016	20.65	19,998,360	20,000,000
U.S. Treasury Bills, 0.200% due February 4, 2016	2.07	1,999,844	2,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	3.61	3,499,538	3,500,000
U.S. Treasury Bills, 0.140% due February 25, 2016	1.03	999,902	1,000,000
U.S. Treasury Bills, 0.215% due March 3, 2016	5.16	4,999,210	5,000,000
Total United States Treasury Obligations (cost $93,496,103)	96.54%	$93,495,497

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $16,998,300 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Market Value
Commodity Futures Contracts
COMEX Gold (732 contracts, settlement date August 29, 2016)	(3.20)%	$(3,093,560)	$77,767,680
COMEX Silver (277 contracts, settlement date March 29, 2016)	(0.58)	(563,072)	19,117,155
Total Commodity Futures Contracts	(3.78)%	$(3,656,632)	$96,884,835

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income
Interest Income	$114,911	$4,959	$176,907	$13,390
Expenses
Management Fee	327,329	243,901	553,185	530,990
Brokerage Commissions and Fees	2,328	2,133	7,143	7,784
Interest Expense (a)	1,013	—	1,489	—
Total Expenses	330,670	246,034	561,817	538,774
Net Investment Income (Loss)	(215,759)	(241,075)	(384,910)	(525,384)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	2,022	85	2,112	807
Commodity Futures Contracts	2,937,224	(17,023)	3,773,397	(7,186,619)
Net Realized Gain (Loss)	2,939,246	(16,938)	3,775,509	(7,185,812)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(4,558)	494	17,188	1,677
Commodity Futures Contracts	12,639,793	(2,763,973)	27,071,646	6,670,410
Net Change in Unrealized Gain (Loss)	12,635,235	(2,763,479)	27,088,834	6,672,087
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts	15,574,481	(2,780,417)	30,864,343	(513,725)
Net Income (Loss)	$15,358,722	$(3,021,492)	$30,479,433	$(1,039,109)

(a)	Interest Expense for the periods ended June 30, 2016 represents interest expense on overdraft balances. These amounts are included in Interest Income for the periods ended June 30, 2015.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at April 1, 2016	40	$1,490	4,200,000	$156,493,456	$156,494,946
Sale of Shares			2,000,000	77,787,228	77,787,228
Redemption of Shares			(800,000)	(30,044,502)	(30,044,502)
Net Increase (Decrease) due to Share Transactions			1,200,000	47,742,726	47,742,726
Net Income (Loss)
Net Investment Income (Loss)		(2)		(215,757)	(215,759)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		30		2,939,216	2,939,246
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		109		12,635,126	12,635,235
Net Income (Loss)		137		15,358,585	15,358,722
Net Change in Shareholders' Equity	—	137	1,200,000	63,101,311	63,101,448
Balance at June 30, 2016	40	$1,627	5,400,000	$219,594,767	$219,596,394

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at April 1, 2015	40	$1,477	3,600,000	$132,953,268	$132,954,745
Sale of Shares			200,000	7,445,107	7,445,107
Redemption of Shares			(200,000)	(7,465,554)	(7,465,554)
Net Increase (Decrease) due to Share Transactions			—	(20,447)	(20,447)
Net Income (Loss)
Net Investment Income (Loss)		(9)		(241,066)	(241,075)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(90)		(16,848)	(16,938)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		66		(2,763,545)	(2,763,479)
Net Income (Loss)		(33)		(3,021,459)	(3,021,492)
Net Change in Shareholders' Equity	—	(33)	—	(3,041,906)	(3,041,939)
Balance at June 30, 2015	40	$1,444	3,600,000	$129,911,362	$129,912,806

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$1,291	3,000,000	$96,842,282	$96,843,573
Sale of Shares			3,200,000	122,317,890	122,317,890
Redemption of Shares			(800,000)	(30,044,502)	(30,044,502)
Net Increase (Decrease) due to Share Transactions			2,400,000	92,273,388	92,273,388
Net Income (Loss)
Net Investment Income (Loss)		(4)		(384,906)	(384,910)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		41		3,775,468	3,775,509
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		299		27,088,535	27,088,834
Net Income (Loss)		336		30,479,097	30,479,433
Net Change in Shareholders' Equity	—	336	2,400,000	122,752,485	122,752,821
Balance at June 30, 2016	40	$1,627	5,400,000	$219,594,767	$219,596,394

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2015	40	$1,464	4,200,000	$153,688,920	$153,690,384
Sale of Shares			400,000	15,043,102	15,043,102
Redemption of Shares			(1,000,000)	(37,781,571)	(37,781,571)
Net Increase (Decrease) due to Share Transactions			(600,000)	(22,738,469)	(22,738,469)
Net Income (Loss)
Net Investment Income (Loss)		(10)		(525,374)	(525,384)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(138)		(7,185,674)	(7,185,812)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		128		6,671,959	6,672,087
Net Income (Loss)		(20)		(1,039,089)	(1,039,109)
Net Change in Shareholders' Equity	—	(20)	(600,000)	(23,777,558)	(23,777,578)
Balance at June 30, 2015	40	$1,444	3,600,000	$129,911,362	$129,912,806

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$30,479,433	$(1,039,109)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(382,745,577)	(281,985,252)
Proceeds from securities sold and matured	268,493,492	305,999,492
Net accretion of discount on United States Treasury Obligations	(176,907)	(14,177)
Net realized (gain) loss on United States Treasury Obligations	(2,112)	(807)
Net change in unrealized (gain) loss on United States Treasury Obligations and Commodity Futures Contracts	(17,188)	(6,672,087)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	(5,884,835)
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	2,996,875
Change in operating receivables and liabilities:
Variation margin	257,085	832,260
Management fee payable	45,717	(13,861)
Brokerage fee payable	462	163
Net cash provided by (used for) operating activities	(83,665,595)	14,218,662
Cash flows from financing activities:
Proceeds from sale of Shares	122,317,890	15,043,102
Redemption of Shares	(30,044,502)	(37,781,571)
Net cash provided by (used for) financing activities	92,273,388	(22,738,469)
Net change in cash	8,607,793	(8,519,807)
Cash at beginning of period	3,453,972	15,350,341
Cash at end of period	$12,061,765	$6,830,534
Supplemental disclosure of cash flow information
Cash paid for interest	$1,489	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements

June 30, 2016

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

(2) Organization

The Fund is a separate series of the Trust. The Trust is a Delaware statutory trust organized in seven separate series and was formed on August 3, 2006. The Predecessor Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The General Shares were sold to the Managing Owner by the Predecessor Managing Owner pursuant to the terms of the Agreement. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust, as amended, and Trust Agreement of the Trust (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

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

This Quarterly Report (the “Report”) covers the three months ended June 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended June 30, 2016” and the “Three Months Ended June 30, 2015”, respectively) and the six months ended June 30, 2016 and 2015 (hereinafter referred to as the "Six Months Ended June 30, 2016" and the "Six Months Ended June 30, 2015", respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

(3) Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (“DBIQ-OY Precious Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds (affiliated or otherwise) over the expenses of the Fund.  For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track the Index.  The Fund may hold United States Treasury Obligations and money market mutual funds (affiliated or otherwise) for margin and/or cash management purposes.

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

(4) Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Trust and the Fund (the “Trustee”) has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The Fund may, for cash management purposes, invest in money market mutual funds that are managed by an affiliate of the Managing Owner.  Through June 20, 2017, the Managing Owner has contractually agreed to waive a portion of the Fund’s management fee in an amount equal to 100% of the net advisory fees an affiliate of the Managing Owner receives that are attributable to the Fund’s investments in money market mutual funds managed by that affiliate.   The Managing Owner cannot discontinue this waiver prior to its expiration.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator fees for its services out of the Management Fee.

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

The Distributor

Effective June 20, 2016, Invesco Distributors, Inc. (the “Distributor”) became distributor and began providing certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials. Prior to June 20, 2016, ALPS Distributors, Inc. provided distribution services to the Fund.

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

(c) Financial Instruments and Fair Value

Investment transactions are recorded in the Statements of Financial Condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, under current market conditions.

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

Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end of day NAV per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded.

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

The following is a summary of the tiered valuation input levels as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$207,943,789	$—	$207,943,789
Commodity Futures Contracts (a)	$23,415,014	$—	$—	$23,415,014

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$93,495,497	$—	$93,495,497
Commodity Futures Contracts (a)	$(3,656,632)	$—	$—	$(3,656,632)

(a)	Unrealized appreciation (depreciation).

(d) Deposits with Commodity Broker and Custodian

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

The Fund’s remaining cash, United States Treasury Obligations and money market mutual fund holdings are on deposit with its Custodian.

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

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Dividend income (net of withholding tax, if any) is recorded on the ex-dividend date.

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

The Fund defines cash and cash equivalents to be cash, money market mutual funds and other highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of June 30, 2016 and December 31, 2015.

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

The Fair Value of Derivative Instruments is as follows:

	June 30, 2016		December 31, 2015
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$23,415,014	$—	$—	$(3,656,632)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the June 30, 2016 and December 31, 2015 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,937,224	$(17,023)
	Net Change in Unrealized Gain (Loss)	12,639,793	(2,763,973)
Total		$15,577,017	$(2,780,996)

		For the Six Months Ended
	Location of Gain or (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$3,773,397	$(7,186,619)
	Net Change in Unrealized Gain (Loss)	27,071,646	6,670,410
Total		$30,845,043	$(516,209)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average Notional Value	$184,088,745	$128,445,513	$150,441,276	$144,943,644

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$23,415,014	$(23,415,014)	$—	$—	$—	$—
Liabilities
Commodity Futures Contracts	$(23,711,474)	$23,415,014	$(296,460)	$296,460	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$3,617,257	$(3,617,257)	$—	$—	$—	$—
Liabilities
Commodity Futures Contracts	$(3,656,632)	$3,617,257	$(39,375)	$39,375	$—	$—

(a)	As of June 30, 2016 and December 31, 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade for the Three and Six Months Ended June 30, 2016 and 2015, respectively.

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Six Months Ended June 30, 2016 and 2015, the Fund did not incur such expenses.

(6) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss in excess of the amounts shown on the Statements of Financial Condition. The financial instruments used by the Fund are commodity futures contracts, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearinghouse to perform according to the terms of a commodity futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic commodity futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the commodity futures contract or notional amounts of the instruments.

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

No distributions were paid for the Three and Six Months Ended June 30, 2016 and 2015.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2016 and December 31, 2015, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Six Months Ended June 30, 2016 and 2015. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$37.26	$36.93	$32.28	$36.59
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	3.46	(0.77)	8.49	(0.36)
Net investment income (loss) (a)	(0.05)	(0.07)	(0.10)	(0.14)
Net income (loss)	3.41	(0.84)	8.39	(0.50)
Net asset value per Share, end of period	$40.67	$36.09	$40.67	$36.09
Market value per Share, beginning of period (b)	$37.18	$36.93	$32.25	$36.65
Market value per Share, end of period (b)	$40.94	$36.11	$40.94	$36.11

Ratio to average Net Assets *
Net investment income (loss)	(0.49)%	(0.74)%	(0.52)%	(0.74)%
Total expenses	0.76%	0.76%	0.76%	0.76%
Total Return, at net asset value **	9.15%	(2.28)%	25.99%	(1.37)%
Total Return, at market value **	10.11%	(2.22)%	26.95%	(1.47)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Precious Metals Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

PowerShares DB Precious Metals Fund (the “Fund”) seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (the “DBIQ-OY Precious Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds (affiliated or otherwise) over the expenses of the Fund. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track the Index.  The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

The Index is intended to reflect the change in market value of the precious metals sector. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the commodities comprising the Index (each an “Index Commodity”, and collectively, the “Index Commodities”). The Index Commodities are gold and silver. The Index is composed of notional amounts of each of the Index Commodities. The Fund also holds United States Treasury Obligations and cash on deposit with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin and United States Treasury Obligations, money market mutual funds and cash on deposit with The Bank of New York Mellon (the “Custodian”) for cash management purposes. The aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value of the Fund, as opposed to the aggregate Index value.

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

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, as amended (the “Trust Agreement”), Wilmington Trust Company, the trustee of the Trust and the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Neither the Managing Owner nor any affiliate of the Managing Owner has any rights to influence the selection of the futures contracts underlying the Index. Neither the Managing Owner, nor, after the Closing Date, the Fund is affiliated with the Index Sponsor. The Managing Owner has entered into a license agreement with the Index Sponsor to use the Index.

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

Index Commodity	Index Base Weight (%)
Gold	80.00%
Silver	20.00
Closing Level on Base Date:	100.00%

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2016:

Index Commodity	Fund Weight (%)
Gold	79.03%
Silver	20.97
Closing Level as at June 30, 2016:	100.00%

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

The commodity futures contract price for each Index Commodity will be the exchange closing price for such Index Commodity on each weekday when the New York Mercantile Exchange (NYMEX) is open for business (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first Index Business Day of each month (the “Verification Date”), each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first Index Business Day is May 1 of the current year, and the Delivery Month of the Index Commodity futures contract currently in such Index is June of the current year, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first Index Business Day is May 1 of the current year and the Delivery Month of an Index Commodity futures contract currently in the Index is June of the current year, the Delivery Month of an eligible new Index Commodity futures contract must be between July of the current year and June of the following year. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

Margin Calls

Like other futures and derivatives traders, the Fund may be subject to margin calls from time-to-time. The term “margin” has a different meaning in the context of commodity futures contracts and other derivatives than it does in the context of securities. In particular, “margin” on a futures position does not constitute a borrowing of money or the collateralization of a loan. The Fund does not borrow money.

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

Once a position has been established on a futures exchange, “variation margin” generally may be credited or assessed at least daily to reflect changes in the value of the position, except in certain instances where midday variation margin calls are made. In contrast to “initial margin,” “variation margin” represents a system of marking to market the commodity futures contract’s value. Thus, traders in exchange-traded commodity futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This Report covers the three months ended June 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended June 30, 2016” and the “Three Months Ended June 30, 2015”, respectively) and the six months ended June 30, 2016 and 2015 (hereinafter referred to as the "Six Months Ended June 30, 2016" and the "Six Months Ended June 30, 2015", respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 5, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2016 and 2015” below provides an overview of the changes in the closing levels of DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2016 and 2015

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2016	2015	2016	2015
DB Gold Indices	6.83%	(0.98)%	24.47%	(1.20)%
DB Silver Indices	20.04	(6.42)	34.61	(0.62)
AGGREGATE RETURN	9.35%	(2.10)%	26.47%	(1.09)%

If the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the DBIQ-OY Precious Metals ER™ and underperform the DBIQ-OY Precious Metals TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ-OY Precious Metals TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from a hypothetical basket of fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of its interest income from its holdings of United States Treasury Obligations and dividends from its holdings of money market mutual funds over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

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

Commodity futures contracts, United States Treasury Obligations and money market mutual funds are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value, if any, reported in the Statements of Income and Expenses.

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end of day NAV per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded. Financial Accounting Standards Board (FASB) Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 5(c) within the financial statements in Item 1 for further information.

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

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Dividend income (net of withholding tax, if any) is recorded on the ex-dividend date.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations, money market mutual funds and cash, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund.

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

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and money market mutual funds and to meet margin requirements as a result of the positions taken in commodity futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $(83.7) million and $14.2 million for the Six Months Ended June 30, 2016 and 2015, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statement of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury obligations and money market mutual funds for margin and/or cash management purposes.

During the Six Months Ended June 30, 2016, $382.7 million was paid to purchase United States Treasury Obligations and $268.5 million was received from sales and maturing United States Treasury Obligations. During the Six Months Ended June 30, 2015, $282.0 million was paid to purchase United States Treasury Obligations and $306.0 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and commodity futures contracts increased (decreased) Net Cash provided by (used for) operating activities by $0.0 million and $(6.7) million during the Six Months Ended June 30, 2016 and 2015, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $92.3 million and $(22.7) million during the Six Months Ended June 30, 2016 and 2015, respectively. This included $122.3 million and $15.0 million from the sale of Shares to Authorized Participants and $30.0 million and $37.8 million from Shares redeemed by Authorized Participants during the Six Months Ended June 30, 2016 and 2015, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Precious Metals Index Excess Return™ (the “DBIQ-OY Precious Metals ER™”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds over the expenses of the Fund. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ-Opt Yield Precious Metals Index ER”). Whenever the interest and dividend income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest and dividend income from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not Index Commodities as proxies for the Index Commodities. The interest rate and dividend income actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The dividends received by the Fund from its holdings in money market mutual funds, if any, is not taken into account when determining the performance of the Index and, therefore, it may also contribute to those discrepancies. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to those discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income from the Fund’s holdings of United States Treasury Obligations could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and together with the dividends could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not Index Commodities as proxies for the Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF Market, NAV AND DBIQ-Opt Yield Precious Metals Index ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Additional Legends

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Precious Metals Index Excess Return TM (the “DBIQ-OY Precious Metals ERTM”, or the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and dividends from its holdings in money market mutual funds over the expenses of the Fund. The Index is intended to reflect the change in market value of the precious metals sector. The commodities comprising the Index are gold and silver (each an “Index Commodity”, and collectively, the “Index Commodities”).

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

FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Fund Share Price Performance

For the Three Months Ended June 30, 2016, the NYSE Arca market value of each Share increased 10.11% from $37.18 per Share to $40.94 per Share. The Share price low and high for the Three Months Ended June 30, 2016 and related change from the Share price on March 31, 2016 was as follows: Shares traded at a low of $36.55 per Share (-1.69%) on April 4, 2016, and a high of $40.94 per Share (+10.11%) on June 30, 2016.

For the Three Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 2.22% from $36.93 per Share to $36.11 per Share. The Share price low and high for the Three Months Ended June 30, 2015 and related change from the Share price on March 31, 2015 was as follows: Shares traded at a high of $38.40 per Share (+3.98%) on May 18, 2015, and a low of $36.11 per Share (-2.22%) on June 30, 2015.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2016, the net asset value of each Share increased 9.15% from $37.26 per Share to $40.67 per Share. Rising commodity prices of gold and silver commodity futures contracts during the Three Months Ended June 30, 2016 contributed to an overall 9.35% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the Three Months Ended June 30, 2016 was $15.4 million, primarily resulting from interest income of $0.1 million, net realized gain (loss) of $2.9 million, net change in unrealized gain (loss) of $12.6 million and operating expenses of $0.3 million.

For the Three Months Ended June 30, 2015, the net asset value of each Share decreased 2.28% from $36.93 per Share to $36.09 per Share. Decreasing commodity prices of gold and silver Commodity Futures Contracts during the Three Months Ended June 30, 2015 contributed to an overall 2.10% decrease in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the Three Months Ended June 30, 2015 was $(3.0) million, primarily resulting from net change in unrealized gain (loss) of $(2.8) million and operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Fund Share Price Performance

For the Six Months Ended June 30, 2016, the NYSE Arca market value of each Share increased 26.95% from $32.25 per Share to $40.94 per Share. The Share price low and high for the Six Months Ended June 30, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $32.62 per Share (+1.15%) on January 4, 2016, and a high of $40.94 per Share (+26.97%) on June 30, 2016.

For the Six Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 1.47% from $36.65 per Share to $36.11 per Share. The Share price low and high for the Six Months Ended June 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded at a high of $40.98 per Share (+11.81%) on January 22, 2015, and a low of $35.57 per Share (-2.95%) on March 17, 2015.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2016, the net asset value of each Share increased 25.99% from $32.28 per Share to $40.67 per Share. Rising commodity prices of gold and silver commodity futures contracts during the Six Months Ended June 30, 2016 contributed to an overall 26.47% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the Six Months Ended June 30, 2016 was $30.5 million, primarily resulting from interest income of $0.2 million, net realized gain (loss) of $3.8 million, net change in unrealized gain (loss) of $27.1 million and operating expenses of $0.6 million.

For the Six Months Ended June 30, 2015, the net asset value of each Share decreased 1.37% from $36.59 per Share to $36.09 per Share. Decreasing commodity prices of gold and silver Commodity Futures Contracts during the Six Months Ended June 30, 2015 contributed to an overall 1.09% decrease in the level of the DBIQ-OY Precious Metals TR™.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2016.

				For the Six Months Ended
				June 30, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$219,596,394	0.91%	$4,638,239	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

				For the Year Ended
				December 31, 2015
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$96,843,573	0.85%	$1,911,287	15

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

The following were the primary trading risk exposures of the Fund as of June 30, 2016 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

PricewaterhouseCoopers LLP informed the Fund that it has identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the Loan Rule). The Loan Rule prohibits accounting firms, such as PricewaterhouseCoopers LLP, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. The Fund is required under various securities laws to have its financial statements audited by an independent accounting firm.

The Loan Rule specifically provides that an accounting firm would not be independent if it receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities. For purposes of the Loan Rule, audit clients include the Fund as well as all registered investment companies advised by the Managing Owner and its affiliates, including other subsidiaries of the Managing Owner’s parent company, Invesco Ltd. (collectively, the Invesco Fund Complex). PricewaterhouseCoopers LLP informed the Fund it has relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex. These relationships call into question PricewaterhouseCoopers LLP’s independence under the Loan Rule with respect to those funds, as well as all other funds in the Invesco Fund Complex.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. PricewaterhouseCoopers LLP confirmed that the circumstances which called into question its independence under the Loan Rule with respect to the audits of the Invesco Fund Complex are substantially similar to circumstances described in the no action letter.  PricewaterhouseCoopers LLP has concluded that its objectivity and impartiality was not impaired and that they have complied with PCAOB Rule 3526(b)(1) and (2).  Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP have concluded that PricewaterhouseCoopers LLP can continue as the Fund’s independent registered public accounting firm.  The Invesco Fund Complex intends to rely upon the no-action letter.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. In addition, the SEC has indicated that the no-action relief will expire 18 months from its issuance, after which the Invesco Fund Complex will no longer be able to rely on the letter unless it’s term is extended or made permanent by the SEC Staff.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2016 to April 30, 2016	—	$—
May 1, 2016 to May 31, 2016	200,000	39.56
June 1, 2016 to June 30, 2016	600,000	36.89
Total	800,000	$37.56

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Precious Metals Fund – June 30, 2016 and December 31, 2015 (Unaudited), (ii) the Schedule of Investments of PowerShares DB Precious Metals Fund - June 30, 2016 (Unaudited), (iii) the Schedule of Investments of PowerShares DB Precious Metals Fund - December 31, 2015 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB Precious Metals Fund – For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund – For the Three Months Ended June 30, 2016 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund – For the Three Months Ended June 30, 2015 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund – For the Six Months Ended June 30, 2016 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund – For the Six Months Ended June 30, 2015 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB Precious Metals Fund – For the Six Months Ended June 30, 2016 and 2015 (Unaudited), and (viii) Notes to Unaudited Financial Statements of PowerShares DB Precious Metals Fund – June 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust on its own behalf and with respect to PowerShares DB Precious Metals Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer and President

Dated: August 8, 2016		By:	/S/ STEVEN HILL
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools