Form 10-Q
period 2018-03-31
PowerShares DB Precious Metals Fund; PowerShares DB Multi-Sector Commodity Trust
filed 2018-05-08
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of outstanding Shares as of March 31, 2018: 4,600,000 Shares.

POWERSHARES DB PRECIOUS METALS FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Precious Metals Fund

Statements of Financial Condition

March 31, 2018 and December 31, 2017

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
United States Treasury Obligations, at value (cost $168,359,354 and $138,765,249, respectively)	$168,301,238	$138,760,422
Affiliated investments, at value and cost	9,616,629	13,842,579
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	1,547,080
Cash held by custodian	—	670,563
Receivable for:
Dividends from affiliates	11,154	8,732
Total assets	$177,929,021	$154,829,376
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$280,625	$—
Payable for:
Management fees	113,592	93,370
Brokerage commissions and fees	9,532	5,014
Total liabilities	403,749	98,384
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	1,544	1,547
Shareholders' equity—Shares	177,523,728	154,729,445
Total shareholders' equity	177,525,272	154,730,992
Total liabilities and equity	$177,929,021	$154,829,376
General Shares outstanding	40	40
Shares outstanding	4,600,000	4,000,000

Net asset value per share	$38.59	$38.68

Market value per share	$38.65	$38.51

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Schedule of Investments

March 31, 2018

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.695% due May 3, 2018	6.75%	$11,983,253	$12,000,000
U.S. Treasury Bills, 1.660% due June 7, 2018	18.53	32,899,766	33,000,000
U.S. Treasury Bills, 1.740% due July 5, 2018 (b)	64.49	114,487,922	115,000,000
U.S. Treasury Bills, 1.830% due August 30, 2018	5.03	8,930,297	9,000,000
Total United States Treasury Obligations (cost $168,359,354)	94.80%	$168,301,238
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio- Institutional Class, 1.52% (cost $9,616,629) (c)	5.42%	$9,616,629	9,616,629
Total Investments in Securities (cost $177,975,983)	100.22%	$177,917,867

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $23,892,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2018.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Gold	1,081	August-2018	$144,129,730	$7,986,863	$7,986,863
COMEX Silver	401	December-2018	33,274,980	(1,571,432)	(1,571,432)
Total Commodity Futures Contracts				$6,415,431	$6,415,431

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

PowerShares DB Precious Metals Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Income
Interest Income	$621,612	$185,570
Dividends from Affiliates	27,995	11,552
Total Income	649,607	197,122
Expenses
Management Fees	325,927	276,273
Brokerage Commissions and Fees	5,807	2,946
Interest Expense	352	427
Total Expenses	332,086	279,646
Less: Waivers	(4,005)	(4,114)
Net Expenses	328,081	275,532
Net Investment Income (Loss)	321,526	(78,410)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	80	(270)
Commodity Futures Contracts	991,481	(548,563)
Net Realized Gain (Loss)	991,561	(548,833)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(53,289)	(3,630)
Commodity Futures Contracts	(1,461,058)	13,740,052
Net Change in Unrealized Gain (Loss)	(1,514,347)	13,736,422
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(522,786)	13,187,589
Net Income (Loss)	$(201,260)	$13,109,179

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2017	40	$1,547	4,000,000	$154,729,445	$154,730,992
Purchases of Shares			1,000,000	38,724,701	38,724,701
Redemption of Shares			(400,000)	(15,729,161)	(15,729,161)
Net Increase (Decrease) due to Share Transactions			600,000	22,995,540	22,995,540
Net Income (Loss)
Net Investment Income (Loss)		5		321,521	321,526
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		15		991,546	991,561
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(23)		(1,514,324)	(1,514,347)
Net Income (Loss)		(3)		(201,257)	(201,260)
Net Change in Shareholders' Equity	—	(3)	600,000	22,794,283	22,794,280
Balance at March 31, 2018	40	$1,544	4,600,000	$177,523,728	$177,525,272

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

PowerShares DB Precious Metals Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$(201,260)	$13,109,179
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(138,961,025)	(24,973,625)
Proceeds from securities sold and matured	109,988,612	14,997,842
Cost of affiliated investments purchased	(43,164,763)	(39,275,897)
Proceeds from affiliated investments sold	47,390,713	28,397,565
Net accretion of discount on United States Treasury Obligations	(621,612)	(185,571)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(80)	270
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	53,289	3,630
Change in operating assets and liabilities:
Dividends from affiliates	(2,422)	(3,901)
Variation margin- Commodity Futures Contracts	1,827,705	(1,412,985)
Management fees	20,222	(361)
Brokerage commissions and fees	4,518	192
Net cash provided by (used for) operating activities	(23,666,103)	(9,343,662)
Cash flows from financing activities:
Proceeds from purchases of Shares	38,724,701	22,144,087
Redemption of Shares	(15,729,161)	(14,775,645)
Net cash provided by (used for) financing activities	22,995,540	7,368,442
Net change in cash	(670,563)	(1,975,220)
Cash at beginning of period	670,563	1,975,220
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$352	$427

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Precious Metals Fund

Notes to Unaudited Financial Statements

March 31, 2018

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

Invesco PowerShares Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2018 and 2017. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 28, 2018.

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

No distributions were paid for the three months ended March 31, 2018 and 2017.

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2018 and 2017, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three months ended March 31, 2018 and 2017, respectively.

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

The Managing Owner waived fees of $4,005 and $4,114 for the three months ended March 31, 2018 and 2017, respectively.

The Distributor

Invesco Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Fund’s administrator, The Bank of New York Mellon with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of March 31, 2018 and December 31, 2017.

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

The Fund's policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$168,301,238	$—	$168,301,238
Money Market Mutual Fund	9,616,629	—	—	9,616,629
Total Investments in Securities	9,616,629	168,301,238	—	177,917,867
Other Investments - Assets (a)
Commodity Futures Contracts	7,986,863	—	—	7,986,863
Other Investments - Liabilities (a)
Commodity Futures Contracts	(1,571,432)	—	—	(1,571,432)
Total Other Investments	6,415,431	—	—	6,415,431
Total Investments	$16,032,060	$168,301,238	$—	$184,333,298

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$138,760,422	$—	$138,760,422
Money Market Mutual Fund	13,842,579	—	—	13,842,579
Total Investments in Securities	13,842,579	138,760,422	—	152,603,001
Other Investments - Assets (a)
Commodity Futures Contracts	7,876,489	—	—	7,876,489
Total Investments	$21,719,068	$138,760,422	$—	$160,479,490

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2018		December 31, 2017
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$7,986,863	$(1,571,432)	$7,876,489	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2018 and December 31, 2017 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$7,986,863	$(8,267,488)	$(280,625)	$280,625	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$7,876,489	$(6,329,409)	$1,547,080	$—	$—	$1,547,080

(a)	As of March 31, 2018 and December 31, 2017, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2018	2017
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$991,481	$(548,563)
	Net Change in Unrealized Gain (Loss)	(1,461,058)	13,740,052
Total		$(469,577)	$13,191,489

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2018	2017
Average Notional Value	$170,804,884	$150,458,134

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

Note 10 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2018 and 2017. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2018	2017
Net Asset Value
Net asset value per Share, beginning of period	$38.68	$34.93
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(0.16)	3.23
Net investment income (loss) (a)	0.07	(0.02)
Net income (loss)	(0.09)	3.21
Net asset value per Share, end of period	$38.59	$38.14
Market value per Share, beginning of period (b)	$38.51	$34.88
Market value per Share, end of period (b)	$38.65	$38.09

Ratio to average Net Assets (c)
Net investment income (loss)	0.74%	(0.21)%
Expenses, after waivers	0.75%	0.75%
Expenses, prior to waivers	0.76%	0.76%
Total Return, at net asset value (d)	(0.23)%	9.19%
Total Return, at market value (d)	0.36%	9.20%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

Note 11 – Subsequent Event

Effective on or about June 4, 2018, the name of the Fund’s Managing Owner, the name of the Trust and the name of the Fund will change and will be replaced as follows:

Current Name of Managing Owner	New Name of Managing Owner
Invesco PowerShares Capital Management LLC	Invesco Capital Management LLC
Current Name of Trust	New Name of Trust
PowerShares DB Multi-Sector Commodity Trust	Invesco DB Multi-Sector Commodity Trust
Current Fund Name	New Fund Name
PowerShares DB Precious Metals Fund	Invesco DB Precious Metals Fund

The name changes will not result in any change to the Fund’s investment objective or strategy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview/Introduction

Invesco PowerShares Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (“NFA”).

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

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Fund also holds United States Treasury Obligations and T-Bill ETFs, if any, for deposit with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin, to the extent permissible under CFTC rules and United States Treasury Obligations, cash, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, on deposit with The Bank of New York Mellon (the “Custodian”), for cash management purposes. The aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value (“NAV”) of the Fund, as opposed to the aggregate Index value.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2018:

Index Commodity	Fund Weight (%)
Gold	81.24%
Silver	18.76
Closing Level as at March 31, 2018:	100.00%

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodities trading. A significant portion of the NAV is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, if any, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(23.7) million and $(9.3) million for the three months ended March 31, 2018 and 2017, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the three months ended March 31, 2018, $139.0 million was paid to purchase United States Treasury Obligations and $110.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2017, $25.0 million was paid to purchase United States Treasury Obligations and $15.0 million was received from sales and maturing United States Treasury Obligations. $47.4 million was received from sales of affiliated investments and $43.2 million was paid to purchase affiliated investments during the three months ended March 31, 2018. $28.4 million was received from sales of affiliated investments and $39.3 million was paid to purchase affiliated investments during the three months ended March 31, 2017. Unrealized appreciation/depreciation on United States Treasury Obligations affiliated investments increased (decreased) Net cash provided by (used for) operating activities by $0.1 million and $0.0 million during the three months ended March 31, 2018 and 2017, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $23.0 million and $7.4 million during the three months ended March 31, 2018 and 2017, respectively. This included $38.7 million and $22.1 million from Shares purchased by Authorized Participants and $15.7 million and $14.8 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2018 and 2017, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2018 and 2017.  Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the precious metals sector. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The DBIQ Optimum Yield Precious Metals Index Total Return ™, (the “DBIQ-OY Precious Metals TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past results of the DBIQ-OY Precious Metals TR™ are not necessarily indicative of future changes, positive or negative, in the closing levels of the DBIQ-OY Precious Metals TR™.

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the three months ended March 31, 2018 and 2017” below provides an overview of the changes in the closing levels of DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2018 and 2017

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended
	March 31,
Underlying Index	2018	2017
DB Gold Indices	1.14%	8.31%
DB Silver Indices	(4.64)	14.01
AGGREGATE RETURN	0.01%	9.42%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the DBIQ-OY Precious Metals TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ-OY Precious Metals TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is

attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses; however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Fund Share Price Performance

For the three months ended March 31, 2018, the NYSE Arca market value of each Share increased 0.36% from $38.51 per Share to $38.65 per Share. The Share price low and high for the three months ended March 31, 2018 and related change from the Share price on December 31, 2017 was as follows: Shares traded at a low of $38.26 per Share (-0.65%) on March 20, 2018, and a high of $40.08 per Share (+4.08%) on January 24, 2018.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2018, the NAV of each Share decreased 0.23% from $38.68 per Share to $38.59 per Share. Rising commodity futures contract prices of gold were partially offset by falling commodity futures contract prices of silver during the three months ended March 31, 2018, contributing to an overall 0.39% decrease in the level of the Index and to a 0.01% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the three months ended March 31, 2018 was $(0.2) million, primarily resulting from income of $0.6 million, net realized gain (loss) of $1.0 million, net change in unrealized gain (loss) of $(1.5) million and operating expenses of $0.3 million.

For the three months ended March 31, 2017, the NAV of each Share increased 9.19% from $34.93 per Share to $38.14 per Share. Rising commodity futures contracts prices for gold and silver futures contracts during the three months ended March 31, 2017 contributed to an overall 9.42% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the three months ended March 31, 2017 was $13.1 million, primarily resulting from income of $0.2 million, net realized gain (loss) of $(0.5) million, net change in unrealized gain (loss) of $13.7 million and operating expenses of $0.3 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the Year Ended December 31, 2017.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

Value at Risk (“VaR”) is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (one day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of these considerations, as well as the risks and uncertainties intrinsic to all future projections, the following VaR presentation does not constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2018.

				For the Three Months Ended
				March 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$177,525,272	0.59%	$2,435,031	4

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2017.

				For the Year Ended
				December 31, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Precious Metals Fund	$154,730,992	0.58%	$2,093,635	10

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

The following were the primary trading risk exposures of the Fund as of March 31, 2018 by Index Commodity:

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or manmade disasters. The Managing Owner does not actively manage the Fund to avoid losses. The Fund only takes long positions in investments and does not employ “stop-loss” techniques.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2018 to January 31, 2018	200,000	$39.07
February 1, 2018 to February 28, 2018	200,000	39.58
March 1, 2018 to March 31, 2018	—	—
Total	400,000	$39.32

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Precious Metals Fund – March 31, 2018 and December 31, 2017 (Unaudited), (ii) the Schedule of Investments of PowerShares DB Precious Metals Fund - March 31, 2018 (Unaudited), (iii) the Schedule of Investments of PowerShares DB Precious Metals Fund - December 31, 2017 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB Precious Metals Fund – For the Three Months Ended March 31, 2018 and 2017 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund – For the Three Months Ended March 31, 2018 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Precious Metals Fund – For the Three Months Ended March 31, 2017 (Unaudited), (vii) the Statements of Cash Flows of PowerShares DB Precious Metals Fund – For the Three Months Ended March 31, 2018 and 2017 (Unaudited), and (viii) Notes to Unaudited Financial Statements of PowerShares DB Precious Metals Fund – March 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust on its own behalf and with respect to PowerShares DB Precious Metals Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: May 8, 2018		By:	/S/ STEVEN HILL
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools