Form 10-Q
period 2019-09-30
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2019-11-08
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of outstanding Shares as of September 30, 2019: 3,200,000 Shares.

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

September 30, 2019 and December 31, 2018

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $124,531,880 and $101,394,673, respectively)	$124,591,118	$101,406,388
Affiliated investments, at value and cost	3,331,739	8,547,404
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	34,350
Receivable for:
Dividends from affiliates	15,464	13,398
Receivable for securities sold	5,997,967	—
Total assets	$133,936,288	$110,001,540
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$3,350,795	$—
Payable for:
Due to custodian	—	1,045,728
Management fees	82,051	69,878
Brokerage commissions and fees	4,988	5,004
Total liabilities	3,437,834	1,120,610
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	1,631	1,452
Shareholders' equity—Shares	130,496,823	108,879,478
Total shareholders' equity	130,498,454	108,880,930
Total liabilities and equity	$133,936,288	$110,001,540
General Shares outstanding	40	40
Shares outstanding	3,200,000	3,000,000

Net asset value per share	$40.78	$36.29

Market value per share	$40.96	$36.37

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

September 30, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.025% due October 8, 2019	10.73%	$13,995,250	$14,000,000
U.S. Treasury Bills, 2.210% due October 10, 2019	6.13	7,996,475	8,000,000
U.S. Treasury Bills, 1.945% due December 19, 2019 (b)	76.34	99,622,501	100,000,000
U.S. Treasury Bills, 1.825% due March 5, 2020	2.28	2,976,892	3,000,000
Total United States Treasury Obligations (cost $124,531,880)	95.48%	$124,591,118
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio- Institutional Class, 1.81% (cost $3,331,739)(c)	2.55%	$3,331,739	3,331,739
Total Investments in Securities (cost $127,863,619)	98.03%	$127,922,857

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $16,038,820 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Gold	709	February-2020	$104,903,640	$10,221,525	$10,221,525
COMEX Silver	297	May-2020	25,550,910	2,346,877	2,346,877
Total Commodity Futures Contracts				$12,568,402	$12,568,402

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income
Interest Income	$658,470	$571,517	$2,010,119	$1,784,437
Dividends from Affiliates	54,185	$23,659	$129,636	$84,328
Total Income	712,655	595,176	2,139,755	1,868,765
Expenses
Management Fees	246,701	219,364	689,227	835,043
Brokerage Commissions and Fees	182	9,269	7,403	11,454
Interest Expense	1,449	5,132	5,198	5,816
Total Expenses	248,332	233,765	701,828	852,313
Less: Waivers	(5,580)	(2,361)	(11,989)	(10,054)
Net Expenses	242,752	231,404	689,839	842,259
Net Investment Income (Loss)	469,903	363,772	1,449,916	1,026,506
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	270	1,251	(320)	(12,643)
Commodity Futures Contracts	—	(6,069,172)	2,736,793	(3,372,656)
Net Realized Gain (Loss)	270	(6,067,921)	2,736,473	(3,385,299)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	22,814	(25,809)	47,523	(10,040)
Commodity Futures Contracts	5,815,450	(1,647,842)	9,017,628	(12,037,310)
Net Change in Unrealized Gain (Loss)	5,838,264	(1,673,651)	9,065,151	(12,047,350)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	5,838,534	(7,741,572)	11,801,624	(15,432,649)
Net Income (Loss)	$6,308,437	$(7,377,800)	$13,251,540	$(14,406,143)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2019	40	$1,552	3,000,000	$116,392,336	$116,393,888
Purchases of Shares			200,000	7,796,129	7,796,129
Redemption of Shares			-	-	-
Net Increase (Decrease) due to Share Transactions			200,000	7,796,129	7,796,129
Net Income (Loss)
Net Investment Income (Loss)		6		469,897	469,903
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(2)		272	270
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		75		5,838,189	5,838,264
Net Income (Loss)		79		6,308,358	6,308,437
Net Change in Shareholders' Equity	—	79	200,000	14,104,487	14,104,566
Balance at September 30, 2019	40	$1,631	3,200,000	$130,496,823	$130,498,454

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2018

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2018	40	$1,468	3,600,000	132,164,329	$132,165,797
Purchases of Shares			—	—	—
Redemption of Shares			(400,000)	(14,419,567)	(14,419,567)
Net Increase (Decrease) due to Share Transactions			(400,000)	(14,419,567)	(14,419,567)
Net Income (Loss)
Net Investment Income (Loss)		5		363,767	363,772
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(69)		(6,067,852)	(6,067,921)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(24)		(1,673,627)	(1,673,651)
Net Income (Loss)		(88)		(7,377,712)	(7,377,800)
Net Change in Shareholders' Equity	—	(88)	(400,000)	(21,797,279)	(21,797,367)
Balance at September 30, 2018	40	$1,380	3,200,000	$110,367,050	$110,368,430

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$1,452	3,000,000	$108,879,478	$108,880,930
Purchases of Shares			1,200,000	44,418,791	44,418,791
Redemption of Shares			(1,000,000)	(36,052,807)	(36,052,807)
Net Increase (Decrease) due to Share Transactions			200,000	8,365,984	8,365,984
Net Income (Loss)
Net Investment Income (Loss)		20		1,449,896	1,449,916
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		37		2,736,436	2,736,473
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		122		9,065,029	9,065,151
Net Income (Loss)		179		13,251,361	13,251,540
Net Change in Shareholders' Equity	—	179	200,000	21,617,345	21,617,524
Balance at September 30, 2019	40	$1,631	3,200,000	$130,496,823	$130,498,454

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

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$13,251,540	$(14,406,143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(319,051,525)	(261,855,945)
Proceeds from securities sold and matured	291,920,290	297,753,379
Cost of affiliated investments purchased	(219,247,441)	(93,669,361)
Proceeds from affiliated investments sold	224,463,106	102,951,341
Net accretion of discount on United States Treasury Obligations	(2,004,259)	(1,780,674)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	320	12,643
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(47,523)	10,040
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	3,385,145	296,280
Dividends from affiliates	(2,066)	509
Management fees	12,173	(26,196)
Brokerage commissions and fees	(16)	(17)
Net cash provided by (used in) operating activities	(7,320,256)	29,285,856
Cash flows from financing activities:
Proceeds from purchases of Shares	44,418,791	38,724,701
Redemption of Shares	(36,052,807)	(68,681,120)
Increase (decrease) in payable for amount due to custodian, net	(1,045,728)	—
Net cash provided by (used in) financing activities	7,320,256	(29,956,419)
Net change in cash	—	(670,563)
Cash at beginning of period	—	670,563
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$5,198	$5,816

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

September 30, 2019

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares (“Creation Units”). The Fund commenced investment operations on January 3, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on January 5, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

No distributions were paid for the three and nine months ended September 30, 2019 and 2018.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2019 and 2018, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2019 and 2018, respectively.
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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2016.
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

The Managing Owner waived fees of $5,580 and $11,989 for the three and nine months ended September 30, 2019, respectively. The Managing Owner waived fees of $2,361 and $10,054 for the three and nine months ended September 30, 2018, respectively.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Creation Units, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Creation Unit creation and redemption records; fund accounting records; ledgers with respect to assets, liabilities, capital, income and expenses; the registrar, transfer journals and related details; and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator for its services out of the Management Fee.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of September 30, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$124,591,118	$—	$124,591,118
Money Market Mutual Fund	3,331,739	—	—	3,331,739
Total Investments in Securities	3,331,739	124,591,118	—	127,922,857
Other Investments - Assets (a)
Commodity Futures Contracts	12,568,402	—	—	12,568,402
Total Investments	$15,900,141	$124,591,118	$—	$140,491,259

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$101,406,388	$—	$101,406,388
Money Market Mutual Fund	8,547,404	—	—	8,547,404
Total Investments in Securities	8,547,404	101,406,388	—	109,953,792
Other Investments - Assets (a)
Commodity Futures Contracts	3,550,774	—	—	3,550,774
Total Investments	$12,098,178	$101,406,388	$—	$113,504,566

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$12,568,402	$—	$3,550,774	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$12,568,402	$(15,919,197)	$(3,350,795)	$3,350,795	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$3,550,774	$(3,516,424)	$34,350	$—	$—	$34,350

(a)	As of September 30, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	—	$(6,069,172)
	Net Change in Unrealized Gain (Loss)	5,815,450	(1,647,842)
Total		$5,815,450	$(7,717,014)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,736,793	$(3,372,656)
	Net Change in Unrealized Gain (Loss)	9,017,628	(12,037,310)
Total		$11,754,421	$(15,409,966)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average Notional Value	$127,395,130	$118,604,784	$122,547,742	$147,094,974

Note 8 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Creation Units are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to two business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the NAV of the number of Creation Unit(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s futures contracts are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at the redemption order settlement date as of 2:45 p.m., Eastern Time, on the redemption order settlement date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at 2:45 p.m., Eastern Time, on the redemption order settlement date if, by such time, the Fund’s DTC account has been credited with the Creation Units to be redeemed. If the Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent of whole Creation Units received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Creation Units received if the Transfer Agent receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by 2:45 p.m., Eastern Time, on such next business day. Any further outstanding amount of the redemption order will be cancelled. The Managing Owner is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to the Fund’s DTC account by 2:45 p.m., Eastern Time, on the redemption order settlement date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Managing Owner may determine from time-to-time.

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

Note 10 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$38.80	$36.71	$36.29	$38.68
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	1.83	(2.33)	4.04	(4.45)
Net investment income (loss) (a)	0.15	0.11	0.45	0.26
Net income (loss)	1.98	(2.22)	4.49	(4.19)
Net asset value per Share, end of period	$40.78	$34.49	$40.78	$34.49
Market value per Share, beginning of period (b)	$38.77	$36.67	$36.37	$38.51
Market value per Share, end of period (b)	$40.96	$34.45	$40.96	$34.45

Ratio to average Net Assets (c)
Net investment income (loss)	1.43%	1.24%	1.58%	0.92%
Expenses, after waivers	0.74%	0.79%	0.75%	0.76%
Expenses, prior to waivers	0.76%	0.80%	0.76%	0.77%
Total Return, at net asset value (d)	5.10%	(6.05)%	12.37%	(10.83)%
Total Return, at market value (d)	5.65%	(6.05)%	12.62%	(10.54)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2019:

Index Commodity	Fund Weight (%)
Gold	80.42%
Silver	19.58
Closing Level as of September 30, 2019:	100.00%

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

The Fund’s commodity futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits” or “daily limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price”. Once a limit price has been reached in a particular contract, it is usually the case that no trades may be made at a different price than specified in the limit. The duration of limit prices generally varies. Limit prices may have the effect of precluding the Fund from trading in a particular contract or requiring the Fund to liquidate contracts at disadvantageous times or prices. Either of those outcomes could adversely affect the Fund’s ability to pursue its investment objective.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including the Commodity Broker and/or exchange clearinghouses) to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(7.3) million and $29.3 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2019, $319.1 million was paid to purchase United States Treasury Obligations and $291.9 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2018, $261.9 million was paid to purchase United States Treasury Obligations and $297.8 million was received from sales and maturing United States Treasury Obligations. $224.5 million was received from sales of affiliated investments and $219.2 million was paid to purchase affiliated investments during the nine months ended September 30, 2019. $103.0 million was received from sales of affiliated investments and $93.7 million was paid to purchase affiliated investments during the nine months ended September 30, 2018.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $7.3 million and $(30.0) million during the nine months ended September 30, 2019 and 2018, respectively. This included $44.4 million and $38.7 million from Shares purchased by Authorized Participants and $36.1 million and $68.7 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, amounts due to the Custodian decreased by $1.0 million. There were no amounts due to the Custodian for the nine months ended September 30, 2018.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Performance Summary

This Report covers the three and nine months ended September 30, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2019 and 2018

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2019	2018	2019	2018
DB Gold Indices	4.00%	(5.00)%	14.11%	(9.17)%
DB Silver Indices	10.81	(9.37)	8.14	(14.63)
AGGREGATE RETURN	5.27%	(5.85)%	12.89%	(10.25)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Fund Share Price Performance

For the three months ended September 30, 2019, the NYSE Arca market value of each Share increased 5.65% from $38.77 per Share to $40.96 per Share. The Share price low and high for the three months ended September 30, 2019 and related change from the Share price on June 30, 2019 was as follows: Shares traded at a low of $38.13 per Share (-1.65%) on July 1, 2019, and a high of $43.98 per Share (+13.45%) on September 4, 2019.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2019, the NAV of each Share increased 5.10% from $38.80 per Share to $40.78 per Share. Rising commodity futures contracts prices for gold and silver futures contracts during the three months ended September 30, 2019, contributed to an overall 4.72% increase in the level of the Index and to a 5.27% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the three months ended September 30, 2019 was $6.3 million, primarily resulting from income of $0.7 million, net realized gain (loss) of $0.0 million, net change in unrealized gain (loss) of $5.8 million and operating expenses of $0.2 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Fund Share Price Performance

For the nine months ended September 30, 2019, the NYSE Arca market value of each Share increased 12.62% from $36.37 per Share to $40.96 per Share. The Share price low and high for the nine months ended September 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $35.39 per Share (-2.69%) on May 22, 2019, and a high of $43.98 per Share (+20.92%) on September 4, 2019.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2019, the NAV of each Share increased 12.37% from $36.29 per Share to $40.78 per Share. Rising commodity futures contract prices for gold and silver futures contracts during the nine months ended September 30, 2019, contributed to an overall 11.00% increase in the level of the Index and to a 12.89% increase in the level of the DBIQ-OY Precious Metals TR™.

Net income (loss) for the nine months ended September 30, 2019 was $13.3 million, primarily resulting from income of $2.1 million, net realized gain (loss) of $2.7 million, net change in unrealized gain (loss) of $9.1 million and operating expenses of $0.7 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2019.

				For the Nine Months Ended
				September 30, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$130,498,454	0.66%	$2,013,835	12

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$108,880,930	0.59%	$1,507,556	20

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

The following were the primary trading risk exposures of the Fund as of September 30, 2019 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, filed February 28, 2019.

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2019 to July 31, 2019	—	—
August 1, 2019 to August 31, 2019	—	—
September 1, 2019 to September 30, 2019	—	—
Total	-	-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – September 30, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - September 30, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2018 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2019 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2018 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2019 and 2018 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – September 30, 2019.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: November 8, 2019		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools