Form 10-Q
period 2020-09-30
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2020-11-06
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of outstanding Shares as of September 30, 2020: 3,200,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

September 30, 2020 and December 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $74,989,261 and $77,722,522, respectively)	$74,991,141	$77,740,351
Affiliated investments, at value (cost $92,200,294 and $63,714,072, respectively)	92,159,269	63,714,072
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	205,850
Cash held by custodian	—	129,560
Receivable for:
Dividends from affiliates	707	39,537
Total assets	$167,151,117	$141,829,370
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$1,914,570	$—
Payable for:
Management fees	93,967	88,249
Brokerage commissions and fees	5,003	4,729
Total liabilities	2,013,540	92,978
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	2,064	1,668
Shareholders' equity—Shares	165,135,513	141,734,724
Total shareholders' equity	165,137,577	141,736,392
Total liabilities and equity	$167,151,117	$141,829,370
General Shares outstanding	40	40
Shares outstanding	3,200,000	3,400,000

Net asset value per share	$51.60	$41.69
Market value per share	$51.45	$41.61

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

September 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.090% due October 15, 2020 (b)	12.11%	$19,999,475	$20,000,000
U.S. Treasury Bills, 0.085% due November 12, 2020 (b)	6.05	9,999,052	10,000,000
U.S. Treasury Bills, 0.105% due December 3, 2020 (b)	12.11	19,997,025	20,000,000
U.S. Treasury Bills, 0.110% due December 17, 2020	15.14	24,995,589	25,000,000
Total United States Treasury Obligations (cost $74,989,261)	45.41%	$74,991,141
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $17,486,475) (c)	10.57%	$17,445,450	165,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.02% (cost $74,713,819) (c)(d)	45.24%	$74,713,819	74,713,819
Total Affiliated Investments (cost $92,200,294)	55.81%	$92,159,269
Total Investments in Securities (cost $167,189,555)	101.22%	$167,150,410

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $39,995,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2020.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Gold	684	February-2021	$130,137,840	$20,057,122	$20,057,122
COMEX Silver	297	May-2021	35,230,140	12,196,889	12,196,889
Total Commodity Futures Contracts				$32,254,011	$32,254,011

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income
Interest Income	$21,347	$658,470	$356,514	$2,010,119
Dividends from Affiliates	17,979	54,185	278,483	129,636
Total Income	39,326	712,655	634,997	2,139,755
Expenses
Management Fees	317,170	246,701	842,498	689,227
Brokerage Commissions and Fees	180	182	8,427	7,403
Interest Expense	934	1,449	4,593	5,198
Total Expenses	318,284	248,332	855,518	701,828
Less: Waivers	(37,974)	(5,580)	(102,289)	(11,989)
Net Expenses	280,310	242,752	753,229	689,839
Net Investment Income (Loss)	(240,984)	469,903	(118,232)	1,449,916
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	344	270	344	(320)
Commodity Futures Contracts	—	—	13,026,223	2,736,793
Net Realized Gain (Loss)	344	270	13,026,567	2,736,473
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,610	22,814	(15,949)	47,523
Affiliated Investments	(11,550)	—	(41,025)	—
Commodity Futures Contracts	12,010,919	5,815,450	17,646,396	9,017,628
Net Change in Unrealized Gain (Loss)	12,000,979	5,838,264	17,589,422	9,065,151
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	12,001,323	5,838,534	30,615,989	11,801,624
Net Income (Loss)	$11,760,339	$6,308,437	$30,497,757	$13,251,540

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2020	40	$1,916	3,000,000	$143,716,605	$143,718,521
Purchases of Shares			200,000	9,658,717	9,658,717
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			200,000	9,658,717	9,658,717
Net Income (Loss)
Net Investment Income (Loss)		(3)		(240,981)	(240,984)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(3)		347	344
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		154		12,000,825	12,000,979
Net Income (Loss)		148		11,760,191	11,760,339
Net Change in Shareholders' Equity	—	148	200,000	21,418,908	21,419,056
Balance at September 30, 2020	40	$2,064	3,200,000	$165,135,513	$165,137,577

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

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$1,668	3,400,000	$141,734,724	$141,736,392
Purchases of Shares			1,200,000	51,166,850	51,166,850
Redemption of Shares			(1,400,000)	(58,263,422)	(58,263,422)
Net Increase (Decrease) due to Share Transactions			(200,000)	(7,096,572)	(7,096,572)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(118,231)	(118,232)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		169		13,026,398	13,026,567
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		228		17,589,194	17,589,422
Net Income (Loss)		396		30,497,361	30,497,757
Net Change in Shareholders' Equity	—	396	(200,000)	23,400,789	23,401,185
Balance at September 30, 2020	40	$2,064	3,200,000	$165,135,513	$165,137,577

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

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$30,497,757	$13,251,540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(164,911,307)	(319,051,525)
Proceeds from securities sold and matured	167,999,467	291,920,290
Cost of affiliated investments purchased	(392,568,323)	(219,247,441)
Proceeds from affiliated investments sold	364,082,101	224,463,106
Net accretion of discount on United States Treasury Obligations	(354,555)	(2,004,259)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(344)	320
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	56,974	(47,523)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	2,120,420	3,385,145
Dividends from affiliates	38,830	(2,066)
Management fees	5,718	12,173
Brokerage commissions and fees	274	(16)
Net cash provided by (used in) operating activities	6,967,012	(7,320,256)
Cash flows from financing activities:
Proceeds from purchases of Shares	51,166,850	44,418,791
Redemption of Shares	(58,263,422)	(36,052,807)
Increase (decrease) in payable for amount due to custodian	—	(1,045,728)
Net cash provided by (used in) financing activities	(7,096,572)	7,320,256
Net change in cash	(129,560)	—
Cash at beginning of period	129,560	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$4,593	$5,198

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

September 30, 2020

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (“Creation Units”). The Fund commenced investment operations on January 3, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on January 5, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

No distributions were paid for the three and nine months ended September 30, 2020 and 2019.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2020 and 2019, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2020 and 2019, respectively.
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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2017.
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

The Managing Owner waived fees of $37,974 and $102,289 for the three and nine months ended September 30, 2020, respectively. The Managing Owner waived fees of $5,580 and $11,989 for the three and nine months ended September 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of September 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$74,991,141	$—	$74,991,141
Exchange-Traded Fund	17,445,450			17,445,450
Money Market Mutual Fund	74,713,819	—	—	74,713,819
Total Investments in Securities	92,159,269	74,991,141	—	167,150,410
Other Investments - Assets (a)
Commodity Futures Contracts	32,254,011	—	—	32,254,011
Total Investments	$124,413,280	$74,991,141	$—	$199,404,421

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$77,740,351	$—	$77,740,351
Money Market Mutual Fund	63,714,072	—	—	63,714,072
Total Investments in Securities	63,714,072	77,740,351	—	141,454,423
Other Investments - Assets (a)
Commodity Futures Contracts	14,607,615	—	—	14,607,615
Total Investments	$78,321,687	$77,740,351	$—	$156,062,038

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$32,254,011	$—	$14,607,615	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$—	$—
	Net Change in Unrealized Gain (Loss)	12,010,919	5,815,450
Total		$12,010,919	$5,815,450

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$13,026,223	$2,736,793
	Net Change in Unrealized Gain (Loss)	17,646,396	9,017,628
Total		$30,672,619	$11,754,421

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average Notional Value	$165,340,643	$127,395,130	$150,963,203	$122,547,742

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

Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2020.

	Value 06/30/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$17,457,000	$—	$—	$(11,550)	$—	$17,445,450	$12,647
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	46,238,574	83,286,732	(129,525,306)	—	—	—	5,105
Invesco Government & Agency Portfolio, Institutional Class	—	80,385,349	(5,671,530)	—	—	74,713,819	227
Total	$63,695,574	$163,672,081	$(135,196,836)	$(11,550)	$—	$92,159,269	$17,979

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$—	$17,486,475	$—	$(41,025)	$—	$17,445,450	$33,988
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	63,714,072	294,696,499	(358,410,571)	—	—	—	244,268
Invesco Government & Agency Portfolio, Institutional Class	—	80,385,349	(5,671,530)	—	—	74,713,819	227
Total	$63,714,072	$392,568,323	$(364,082,101)	$(41,025)	$—	$92,159,269	$278,483

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2019.

	Value 06/30/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$—	$—	$—	$—	$—	$—	$—
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	6,508,712	134,022,083	(137,199,056)	—	—	3,331,739	54,185
Total	$6,508,712	$134,022,083	$(137,199,056)	$—	$—	$3,331,739	$54,185

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$—	$—	$—	$—	$—	$—	$—
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	8,547,404	219,247,441	(224,463,106)	—	—	3,331,739	129,636
Total	$8,547,404	$219,247,441	$(224,463,106)	$—	$—	$3,331,739	$129,636

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 100,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

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

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$47.91	$38.80	$41.69	$36.29
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	3.77	1.83	9.95	4.04
Net investment income (loss) (a)	(0.08)	0.15	(0.04)	0.45
Net income (loss)	3.69	1.98	9.91	4.49
Net asset value per Share, end of period	$51.60	$40.78	$51.60	$40.78
Market value per Share, beginning of period (b)	$47.83	$38.77	$41.61	$36.37
Market value per Share, end of period (b)	$51.45	$40.96	$51.45	$40.96

Ratio to average Net Assets (c)
Net investment income (loss)	(0.57)%	1.43%	(0.11)%	1.58%
Expenses, after waivers	0.66%	0.74%	0.67%	0.75%
Expenses, prior to waivers	0.75%	0.76%	0.76%	0.76%
Total Return, at net asset value (d)	7.70%	5.10%	23.77%	12.37%
Total Return, at market value (d)	7.57%	5.65%	23.65%	12.62%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2020:

Index Commodity	Fund Weight (%)
Gold	78.72%
Silver	21.28
Closing Level as of September 30, 2020:	100.00%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 100,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $7.0 million and $(7.3) million for the nine months ended September 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2020, $164.9 million was paid to purchase United States Treasury Obligations and $168.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2019, $319.1 million was paid to purchase United States Treasury Obligations and $291.9 million was received from sales and maturing United States Treasury Obligations. $364.1 million was received from sales of affiliated investments and $392.6 million was paid to purchase affiliated investments during the nine months ended September 30, 2020. $224.5 million was received from sales of affiliated investments and $219.2 million was paid to purchase affiliated investments during the nine months ended September 30, 2019.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(7.1) million and $7.3 million during the nine months ended September 30, 2020 and 2019, respectively. This included $51.2 million and $44.4 million from Shares purchased by Authorized Participants and $58.3 million and $36.1 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2020 and 2019, respectively. There were no amounts due to the Custodian for the nine months ended September 30, 2020. During the nine months ended September 30, 2019, amounts due to the Custodian decreased by $1.0 million.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and nine months ended September 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2020 and 2019

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2020	2019	2020	2019
DB Gold Indices	4.14%	4.00%	22.85%	14.11%
DB Silver Indices	24.65	10.81	30.35	8.14
AGGREGATE RETURN	7.92%	5.27%	24.37%	12.89%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

For the three months ended September 30, 2020, the NYSE Arca market value of each Share increased from $47.83 per Share to $51.45 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $47.45 per Share (-0.79%) on July 1, 2020, and a high of $58.37 per Share (+22.05%) on August 6, 2020. The total return for the Fund, on a market value basis, was +7.57%.

For the three months ended September 30, 2019, the NYSE Arca market value of each Share increased from $38.77 per Share to $40.96 per Share. The Share price low and high for the three months ended September 30, 2019 and related change from the Share price on June 30, 2019 was as follows: Shares traded at a low of $38.13 per Share (-1.65%) on July 1, 2019, and a high of $43.98 per Share (+13.45%) on September 4, 2019. The total return for the Fund, on a market value basis, was +5.65%.

Fund Share Net Asset Performance

For the three months ended September 30, 2020, the NAV of each Share increased from $47.91 per Share to $51.60 per Share. Rising commodity futures contracts prices for gold and silver futures contracts during the three months ended September 30, 2020, contributed to an overall 7.89% increase in the level of the Index and to a 7.92% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund, on a NAV basis, was +7.70%.

Net income (loss) for the three months ended September 30, 2020 was $11.8 million, primarily resulting from net change in unrealized gain (loss) of $12.0 million and net operating expenses of $0.3 million.

For the three months ended September 30, 2019, the NAV of each Share increased from $38.80 per Share to $40.78 per Share. Rising commodity futures contracts prices for gold and silver futures contracts during the three months ended September 30, 2019, contributed to an overall 4.72% increase in the level of the Index and to a 5.27% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund, on a NAV basis, was +5.10%.

Net income (loss) for the three months ended September 30, 2019 was $6.3 million, primarily resulting from income of $0.7 million, net realized gain (loss) of $0.0 million, net change in unrealized gain (loss) of $5.8 million and operating expenses of $0.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

For the nine months ended September 30, 2020, the NYSE Arca market value of each Share increased from $41.61 per Share to $51.45 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $37.44 per Share (-10.01%) on March 19, 2020, and a high of $58.37 per Share (+40.30%) on August 6, 2020. The total return for the Fund, on a market value basis, was +23.65%.

For the nine months ended September 30, 2019, the NYSE Arca market value of each Share increased from $36.37 per Share to $40.96 per Share. The Share price low and high for the nine months ended September 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $35.39 per Share (-2.69%) on May 22, 2019, and a high of $43.98 per Share (+20.92%) on September 4, 2019. The total return for the Fund, on a market value basis, was +12.62%.

Fund Share Net Asset Performance

For the nine months ended September 30, 2020, the NAV of each Share increased from $41.69 per Share to $51.60 per Share. Rising commodity futures contract prices for gold and silver futures contracts during the nine months ended September 30, 2020, contributed to an overall 23.94% increase in the level of the Index and to a 24.37% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund, on a NAV basis, was +23.77%.

Net income (loss) for the nine months ended September 30, 2020 was $30.5 million, primarily resulting from income of $0.6 million, net realized gain (loss) of $13.0 million, net change in unrealized gain (loss) of $17.6 million and net operating expenses of $0.8 million.

For the nine months ended September 30, 2019, the NAV of each Share increased from $36.29 per Share to $40.78 per Share. Rising commodity futures contract prices for gold and silver futures contracts during the nine months ended September 30, 2019, contributed to an overall 11.00% increase in the level of the Index and to a 12.89% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund, on a NAV basis, was +12.37%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2020.

				For the Nine Months Ended
				September 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$165,137,577	1.22%	$4,693,450	14

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$141,736,392	0.65%	$2,152,984	17

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

The following were the primary trading risk exposures of the Fund as of September 30, 2020 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2020 to July 31, 2020	—	$—
August 1, 2020 to August 31, 2020	—	—
September 1, 2020 to September 30, 2020	—	—
Total	—	$—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Form of Participant Agreement (filed herewith)

10.2	Amendment to Form of Participant Agreement (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – September 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - September 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2019 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2020 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2019 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the For the Nine Months Ended September 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – September 30, 2020.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2020		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 5, 2020		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools