Form 10-Q
period 2021-09-30
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2021-11-05
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of outstanding Shares as of September 30, 2021: 2,400,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

September 30, 2021 and December 31, 2020

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $45,998,345 and $54,986,091, respectively)	$45,998,997	$54,989,124
Affiliated investments, at value (cost $64,651,518 and $86,092,194, respectively)	64,616,862	86,041,269
Other investments:
Variation margin receivable- Commodity Futures Contracts	2,300,370	—
Cash held by custodian	—	1,027,215
Receivable for:
Dividends from affiliates	1,230	1,146
Total assets	$112,917,459	$142,058,754
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	—	83,070
Payable for:
Management fees	70,442	83,060
Brokerage commissions and fees	5,077	5,003
Total liabilities	75,519	171,133
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,881	2,102
Shareholders' equity—Shares	112,840,059	141,885,519
Total shareholders' equity	112,841,940	141,887,621
Total liabilities and equity	$112,917,459	$142,058,754
General Shares outstanding	40	40
Shares outstanding	2,400,000	2,700,000
Net asset value per share	$47.02	$52.55
Market value per share	$47.04	$52.76

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

September 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.050% due October 7, 2021 (b)	15.07%	$16,999,925	$17,000,000
U.S. Treasury Bills, 0.050% due November 12, 2021 (b)	3.54	3,999,802	4,000,000
U.S. Treasury Bills, 0.045% due December 2, 2021	3.55	3,999,828	4,000,000
U.S. Treasury Bills, 0.045% due December 9, 2021 (b)	3.55	3,999,845	4,000,000
U.S. Treasury Bills, 0.040% due January 6, 2022	4.43	4,999,625	5,000,000
U.S. Treasury Bills, 0.050% due January 13, 2022 (b)	3.54	3,999,636	4,000,000
U.S. Treasury Bills, 0.050% due January 27, 2022 (b)	2.66	2,999,631	3,000,000
U.S. Treasury Bills, 0.055% due February 3, 2022	4.43	5,000,705	5,001,400
Total United States Treasury Obligations (cost $45,998,345)	40.77%	$45,998,997
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $11,477,634) (c)	10.14%	$11,442,978	108,300
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $53,173,884) (c)(d)	47.12	53,173,884	53,173,884
Total Affiliated Investments (cost $64,651,518)	57.26%	$64,616,862
Total Investments in Securities (cost $110,649,863)	98.03%	$110,615,859

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $31,996,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2021.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Gold	516	February-2022	$90,738,600	$(6,889,178)	$(6,889,178)
COMEX Silver	202	January-2022	22,287,670	(5,236,744)	(5,236,744)
Total Commodity Futures Contracts				$(12,125,922)	$(12,125,922)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income
Interest Income	$4,953	$21,347	$19,525	$356,514
Dividends from Affiliates	3,817	17,979	15,320	278,483
Total Income	8,770	39,326	34,845	634,997
Expenses
Management Fees	222,777	317,170	684,097	842,498
Brokerage Commissions and Fees	167	180	6,452	8,427
Interest Expense	542	934	1,726	4,593
Total Expenses	223,486	318,284	692,275	855,518
Less: Waivers	(2,938)	(37,974)	(22,765)	(102,289)
Net Expenses	220,548	280,310	669,510	753,229
Net Investment Income (Loss)	(211,778)	(240,984)	(634,665)	(118,232)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	344	292	344
Affiliated Investments	(17,893)	—	(17,893)	—
Commodity Futures Contracts	(397,527)	—	26,825,810	13,026,223
Net Realized Gain (Loss)	(415,420)	344	26,808,209	13,026,567
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	844	1,610	(2,381)	(15,949)
Affiliated Investments	16,269	(11,550)	16,269	(41,025)
Commodity Futures Contracts	(4,774,706)	12,010,919	(40,467,272)	17,646,396
Net Change in Unrealized Gain (Loss)	(4,757,593)	12,000,979	(40,453,384)	17,589,422
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(5,173,013)	12,001,323	(13,645,175)	30,615,989
Net Income (Loss)	$(5,384,791)	$11,760,339	$(14,279,840)	$30,497,757

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2021	40	$1,971	2,500,000	$123,205,021	$123,206,992
Purchases of Shares			—	—	—
Redemption of Shares			(100,000)	(4,980,261)	(4,980,261)
Net Increase (Decrease) due to Share Transactions			(100,000)	(4,980,261)	(4,980,261)
Net Income (Loss)
Net Investment Income (Loss)		(4)		(211,774)	(211,778)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		14		(415,434)	(415,420)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(100)		(4,757,493)	(4,757,593)
Net Income (Loss)		(90)		(5,384,701)	(5,384,791)
Net Change in Shareholders' Equity	—	(90)	(100,000)	(10,364,962)	(10,365,052)
Balance at September 30, 2021	40	$1,881	2,400,000	$112,840,059	$112,841,940

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

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$2,102	2,700,000	$141,885,519	$141,887,621
Purchases of Shares			200,000	10,169,577	10,169,577
Redemption of Shares			(500,000)	(24,935,418)	(24,935,418)
Net Increase (Decrease) due to Share Transactions			(300,000)	(14,765,841)	(14,765,841)
Net Income (Loss)
Net Investment Income (Loss)		(10)		(634,655)	(634,665)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		415		26,807,794	26,808,209
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(626)		(40,452,758)	(40,453,384)
Net Income (Loss)		(221)		(14,279,619)	(14,279,840)
Net Change in Shareholders' Equity	—	(221)	(300,000)	(29,045,460)	(29,045,681)
Balance at September 30, 2021	40	$1,881	2,400,000	$112,840,059	$112,841,940

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

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$(14,279,840)	$30,497,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(54,992,392)	(164,911,307)
Proceeds from securities sold and matured	63,999,955	167,999,467
Cost of affiliated investments purchased	(113,266,514)	(392,568,323)
Proceeds from affiliated investments sold	134,689,297	364,082,101
Net accretion of discount on United States Treasury Obligations	(19,525)	(354,555)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	17,601	(344)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(13,888)	56,974
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(2,383,440)	2,120,420
Dividends from affiliates	(84)	38,830
Management fees	(12,618)	5,718
Brokerage commissions and fees	74	274
Net cash provided by (used in) operating activities	13,738,626	6,967,012
Cash flows from financing activities:
Proceeds from purchases of Shares	10,169,577	51,166,850
Redemption of Shares	(24,935,418)	(58,263,422)
Net cash provided by (used in) financing activities	(14,765,841)	(7,096,572)
Net change in cash	(1,027,215)	(129,560)
Cash at beginning of period	1,027,215	129,560
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,726	$4,593

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

September 30, 2021

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and nine months ended September 30, 2021 and 2020.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2021 and 2020, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2021 and 2020, respectively.
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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2018.
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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive indefinitely the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs. The Managing Owner may terminate this fee waiver on 60 days’ notice.

The Managing Owner waived fees of $2,938 and $22,765 for the three and nine months ended September 30, 2021, respectively. The Managing Owner waived fees of $37,974 and $102,289 for the three and nine months ended September 30, 2020, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of September 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$45,998,997	$—	$45,998,997
Exchange-Traded Fund	11,442,978			11,442,978
Money Market Mutual Fund	53,173,884	—	—	53,173,884
Total Investments in Securities	64,616,862	45,998,997	—	110,615,859
Other Investments - Liabilities (a)
Commodity Futures Contracts	(12,125,922)	—	—	(12,125,922)
Total Investments	$52,490,940	$45,998,997	$—	$98,489,937

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$54,989,124	$—	$54,989,124
Exchange-Traded Fund	17,435,550			17,435,550
Money Market Mutual Fund	68,605,719	—	—	68,605,719
Total Investments in Securities	86,041,269	54,989,124	—	141,030,393
Other Investments - Assets (a)
Commodity Futures Contracts	28,341,350	—	—	28,341,350
Total Investments	$114,382,619	$54,989,124	$—	$169,371,743

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(12,125,922)	$28,341,350	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(397,527)	$—
	Net Change in Unrealized Gain (Loss)	(4,774,706)	12,010,919
Total		$(5,172,233)	$12,010,919

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$26,825,810	$13,026,223
	Net Change in Unrealized Gain (Loss)	(40,467,272)	17,646,396
Total		$(13,641,462)	$30,672,619

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average Notional Value	$118,575,001	$165,340,643	$122,132,741	$150,963,203

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2021.

	Value 06/30/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$17,435,550	$—	$(5,990,948)	$16,269	$(17,893)	$11,442,978	$—
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	69,105,035	28,135,055	(44,066,206)	—	—	53,173,884	3,817
Total	$86,540,585	$28,135,055	$(50,057,154)	$16,269	$(17,893)	$64,616,862	$3,817

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$17,435,550	$—	$(5,990,948)	$16,269	$(17,893)	$11,442,978	$2,823
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	68,605,719	113,266,514	(128,698,349)	—	—	53,173,884	12,497
Total	$86,041,269	$113,266,514	$(134,689,297)	$16,269	$(17,893)	$64,616,862	$15,320

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2020.

	Value 06/30/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$17,457,000	$—	$—	$(11,550)	$—	$17,445,450	$12,647
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	46,238,574	83,286,732	(129,525,306)	—	—	—	5,105
Invesco Government & Agency Portfolio, Institutional Class	—	80,385,349	(5,671,530)	—	—	74,713,819	227
Total	$63,695,574	$163,672,081	$(135,196,836)	$(11,550)	$—	$92,159,269	$17,979

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$—	$17,486,475	$—	$(41,025)	$—	$17,445,450	$33,988
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	63,714,072	294,696,499	(358,410,571)	—	—	—	244,268
Invesco Government & Agency Portfolio, Institutional Class	—	80,385,349	(5,671,530)		—	74,713,819	227
Total	$63,714,072	$392,568,323	$(364,082,101)	$(41,025)	$—	$92,159,269	$278,483

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$49.28	$47.91	$52.55	$41.69
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(2.17)	3.77	(5.27)	9.95
Net investment income (loss) (b)	(0.09)	(0.08)	(0.26)	(0.04)
Net income (loss)	(2.26)	3.69	(5.53)	9.91
Net asset value per Share, end of period	$47.02	$51.60	$47.02	$51.60
Market value per Share, beginning of period (c)	$49.35	$47.83	$52.76	$41.61
Market value per Share, end of period (c)	$47.04	$51.45	$47.04	$51.45

Ratio to average Net Assets (d)
Net investment income (loss)	(0.71)%	(0.57)%	(0.70)%	(0.11)%
Expenses, after waivers	0.74%	0.66%	0.73%	0.67%
Expenses, prior to waivers	0.75%	0.75%	0.76%	0.76%
Total Return, at net asset value (e)	(4.59)%	7.70%	(10.53)%	23.77%
Total Return, at market value (e)	(4.68)%	7.57%	(10.84)%	23.65%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2021:

Index Commodity	Fund Weight (%)
Gold	80.28%
Silver	19.72
Closing Level as of September 30, 2021:	100.00%

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

As of the date of this Report, each of BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $13.7 million and $7.0 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2021, $55.0 million was paid to purchase United States Treasury Obligations and $64.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2020, $164.9 million was paid to purchase United States Treasury Obligations and $168.0 million was received from sales and maturing United States Treasury Obligations. $134.7 million was received from sales of affiliated investments and $113.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2021. $364.1 million was received from sales of affiliated investments and $392.6 million was paid to purchase affiliated investments during the nine months ended September 30, 2020.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(14.8) million and $(7.1) million during the nine months ended September 30, 2021 and 2020, respectively. This included $10.2 million and $51.2 million from Shares purchased by Authorized Participants and $24.9 million and $58.3 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

DBP - For the Three Months Ended September 30, 2021
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Percentage Change
6/30/2021
9/30/2021
Date
NAV
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBP - For the Three Months Ended September 30, 2020
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
6/30/2020
9/30/2020
Date
NAV
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBP - For Nine Months Ended September 30, 2021
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Percentage Change
12/31/2020
9/30/2021
Date
NAV
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBP - For the Nine Months Ended September 30, 2020
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Percentage Change
12/31/2019
9/30/2020
Date
NAV
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2021 and 2020

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2021	2020	2021	2020
DB Gold Indices	(1.07)%	4.14%	(8.13)%	22.85%
DB Silver Indices	(15.95)	24.65	(16.93)	30.35
AGGREGATE RETURN	(4.41)%	7.92%	(10.01)%	24.37%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the three months ended September 30, 2021, the NYSE Arca market value of each Share decreased from $49.35 per Share to $47.04 per Share. The Share price low and high for the three months ended September 30, 2021 and related change from the Share price on June 30, 2021 was as follows: Shares traded at a low of $46.09 per Share (-6.60%) on September 29, 2021, and a high of $50.59 per Share (+2.52%) on July 15, 2021. The total return for the Fund on a market value basis was -4.68%.

For the three months ended September 30, 2020, the NYSE Arca market value of each Share increased from $47.83 per Share to $51.45 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $47.45 per Share (-0.79%) on July 1, 2020, and a high of $58.37 per Share (+22.05%) on August 6, 2020. The total return for the Fund on a market value basis was +7.57%.

Fund Share Net Asset Performance

For the three months ended September 30, 2021, the NAV of each Share decreased from $49.28 per Share to $47.02 per Share. Falling commodity futures contracts prices for gold and silver futures contracts during the three months ended September 30, 2021 contributed to an overall 4.42% decrease in the level of the Index and to a 4.41% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -4.59%.

Net income (loss) for the three months ended September 30, 2021 was $(5.4) million, primarily resulting from income of $0.0 million, net realized gain (loss) of $(0.4) million, net change in unrealized gain (loss) of $(4.8) million and operating expenses of $0.2 million.

For the three months ended September 30, 2020, the NAV of each Share increased from $47.91 per Share to $51.60 per Share. Rising commodity futures contracts prices for gold and silver futures contracts during the three months ended September 30, 2020 contributed to an overall 7.89% increase in the level of the Index and to a 7.92% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +7.70%.

Net income (loss) for the three months ended September 30, 2020 was $11.8 million, primarily resulting from income of $0.0 million, net realized gain (loss) of $0.0 million, net change in unrealized gain (loss) of $12.0 million and net operating expenses of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the nine months ended September 30, 2021, the NYSE Arca market value of each Share decreased from $52.76 per Share to $47.04 per Share. The Share price low and high for the nine months ended September 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $46.09 per Share (-12.63%) on September 29, 2021, and a high of $54.34 per Share (+3.00%) on January 5, 2021. The total return for the Fund on a market value basis was -10.84%.

For the nine months ended September 30, 2020, the NYSE Arca market value of each Share increased from $41.61 per Share to $51.45 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $37.44 per Share (-10.01%) on March 19, 2020, and a high of $58.37 per Share (+40.30%) on August 6, 2020. The total return for the Fund on a market value basis was +23.65%.

Fund Share Net Asset Performance

For the nine months ended September 30, 2021, the NAV of each Share decreased from $52.55 per Share to $47.02 per Share. Falling commodity futures contract prices for gold and silver futures contracts during the nine months ended September 30, 2021 contributed to an overall 10.04% decrease in the level of the Index and to a 10.01% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -10.53%.

Net income (loss) for the nine months ended September 30, 2021 was $(14.3) million, primarily resulting from income of $0.0 million, net realized gain (loss) of $26.8 million, net change in unrealized gain (loss) of $(40.5) million and net operating expenses of $0.7 million.

For the nine months ended September 30, 2020, the NAV of each Share increased from $41.69 per Share to $51.60 per Share. Rising commodity futures contract prices for gold and silver futures contracts during the nine months ended September 30, 2020 contributed to an overall 23.94% increase in the level of the Index and to a 24.37% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +23.77%.

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

The Fund has financial obligations to the Managing Owner and the Commodity Broker under the Trust Agreement and its agreement with the Commodity Broker (the “Commodity Broker Agreement”), respectively. Management Fee payments made to the Managing Owner, pursuant to the Trust Agreement, are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker, pursuant to the Commodity Broker Agreement, are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the number of payments that will be required under these arrangements for future periods as NAVs and trading activity will not be known until a future date.  The Fund’s agreement with the Commodity Broker may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2021.

				For the Nine Months Ended
				September 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$112,841,940	1.01%	$2,650,590	12

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$141,887,621	1.31%	$4,320,479	18

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

The following were the primary trading risk exposures of the Fund as of September 30, 2021 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2021 to July 31, 2021	100,000	$49.80
August 1, 2021 to August 31, 2021	—	—
September 1, 2021 to September 30, 2021	—	—
Total	100,000	$49.80

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – September 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - September 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2020 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2021 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2020 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – September 30, 2021.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 4, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 4, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools