Form 10-Q
period 2022-09-30
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2022-11-04
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of outstanding Shares as of September 30, 2022: 1,800,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $44,933,061 and $31,997,504, respectively)	$44,883,193	$31,996,668
Affiliated investments, at value (cost $32,221,883 and $79,277,598, respectively)	32,185,343	79,239,151
Other investments:
Variation margin receivable- Commodity Futures Contracts	362,050	992,200
Receivable for:
Cash due from broker	—	497,255
Dividends from affiliates	60,578	1,450
Total assets	$77,491,164	$112,726,724
Liabilities
Payable for:
Management fees	$47,858	$69,820
Brokerage commissions and fees	4,917	5,002
Total liabilities	52,775	74,822
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,721	1,959
Shareholders' equity—Shares	77,436,668	112,649,943
Total shareholders' equity	77,438,389	112,651,902
Total liabilities and equity	$77,491,164	$112,726,724
General Shares outstanding	40	40
Shares outstanding	1,800,000	2,300,000
Net asset value per share	$43.02	$48.98
Market value per share	$42.93	$49.02

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

September 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.850% due October 6, 2022 (b)	19.36%	$14,997,077	$15,000,000
U.S. Treasury Bills, 2.580% due November 10, 2022 (b)	19.31	14,957,100	15,000,000
U.S. Treasury Bills, 2.880% due December 1, 2022(b)	19.28	14,929,016	15,000,000
Total United States Treasury Obligations (cost $44,933,061)	57.95%	$44,883,193
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $6,454,182) (c)	8.29%	$6,417,642	60,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 2.88% (cost $25,767,701) (c)(d)	33.28	25,767,701	25,767,701
Total Affiliated Investments (cost $32,221,883)	41.57%	$32,185,343
Total Investments in Securities (cost $77,154,944)	99.52%	$77,068,536

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $27,916,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2022.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Gold	382	December-2022	$63,870,400	$(4,681,598)	$(4,681,598)
COMEX Silver	142	January-2023	13,551,060	(892,409)	(892,409)
Total Commodity Futures Contracts				$(5,574,007)	$(5,574,007)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income
Interest Income	$173,065	$4,953	$244,458	$19,525
Dividends from Affiliates	224,435	3,817	366,350	15,320
Total Income	397,500	8,770	610,808	34,845
Expenses
Management Fees	169,043	222,777	620,637	684,097
Brokerage Commissions and Fees	7,332	167	27,582	6,452
Interest Expense	2,190	542	3,709	1,726
Total Expenses	178,565	223,486	651,928	692,275
Less: Waivers	(10,726)	(2,938)	(33,051)	(22,765)
Net Expenses	167,839	220,548	618,877	669,510
Net Investment Income (Loss)	229,661	(211,778)	(8,069)	(634,665)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—	—	292
Affiliated Investments	(25,189)	(17,893)	(25,189)	(17,893)
Commodity Futures Contracts	(7,717,433)	(397,527)	(10,088,714)	26,825,810
Net Realized Gain (Loss)	(7,742,622)	(415,420)	(10,113,903)	26,808,209
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	32,483	844	(49,032)	(2,381)
Affiliated Investments	4,614	16,269	1,907	16,269
Commodity Futures Contracts	(390,853)	(4,774,706)	(3,426,895)	(40,467,272)
Net Change in Unrealized Gain (Loss)	(353,756)	(4,757,593)	(3,474,020)	(40,453,384)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(8,096,378)	(5,173,013)	(13,587,923)	(13,645,175)
Net Income (Loss)	$(7,866,717)	$(5,384,791)	$(13,595,992)	$(14,279,840)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2022	40	$1,871	2,300,000	$107,596,999	$107,598,870
Purchases of Shares			—	—	—
Redemption of Shares			(500,000)	(22,293,764)	(22,293,764)
Net Increase (Decrease) due to Share Transactions			(500,000)	(22,293,764)	(22,293,764)
Net Income (Loss)
Net Investment Income (Loss)		4		229,657	229,661
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(141)		(7,742,481)	(7,742,622)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(13)		(353,743)	(353,756)
Net Income (Loss)		(150)		(7,866,567)	(7,866,717)
Net Change in Shareholders' Equity	—	(150)	(500,000)	(30,160,331)	(30,160,481)
Balance at September 30, 2022	40	$1,721	1,800,000	$77,436,668	$77,438,389

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

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$1,959	2,300,000	$112,649,943	$112,651,902
Purchases of Shares			300,000	15,569,488	15,569,488
Redemption of Shares			(800,000)	(37,187,009)	(37,187,009)
Net Increase (Decrease) due to Share Transactions			(500,000)	(21,617,521)	(21,617,521)
Net Income (Loss)
Net Investment Income (Loss)		—		(8,069)	(8,069)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(177)		(10,113,726)	(10,113,903)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(61)		(3,473,959)	(3,474,020)
Net Income (Loss)		(238)		(13,595,754)	(13,595,992)
Net Change in Shareholders' Equity	—	(238)	(500,000)	(35,213,275)	(35,213,513)
Balance at September 30, 2022	40	$1,721	1,800,000	$77,436,668	$77,438,389

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

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$(13,595,992)	$(14,279,840)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(54,693,633)	(54,992,392)
Proceeds from securities sold and matured	42,001,400	63,999,955
Cost of affiliated investments purchased	(128,956,983)	(113,266,514)
Proceeds from affiliated investments sold	175,987,509	134,689,297
Net accretion of discount on United States Treasury Obligations	(243,324)	(19,525)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	25,189	17,601
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	47,125	(13,888)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	630,150	(2,383,440)
Dividends from affiliates	(59,128)	(84)
Management fees	(21,962)	(12,618)
Brokerage commissions and fees	(85)	74
Due from broker	497,255
Net cash provided by (used in) operating activities	21,617,521	13,738,626
Cash flows from financing activities:
Proceeds from purchases of Shares	15,569,488	10,169,577
Redemption of Shares	(37,187,009)	(24,935,418)
Net cash provided by (used in) financing activities	(21,617,521)	(14,765,841)
Net change in cash	—	(1,027,215)
Cash at beginning of period	—	1,027,215
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$3,709	$1,726

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

September 30, 2022

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and nine months ended September 30, 2022 and 2021.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2022 and 2021, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2021, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2019.
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

The Managing Owner waived fees of $10,726 and $33,051 for the three and nine months ended September 30, 2022, respectively. The Managing Owner waived fees of $2,938 and $22,765 for the three and nine months ended September 30, 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian.  There were no cash equivalents held by the Fund as of September 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$44,883,193	$—	$44,883,193
Exchange-Traded Fund	6,417,642			6,417,642
Money Market Mutual Fund	25,767,701	—	—	25,767,701
Total Investments in Securities	32,185,343	44,883,193	—	77,068,536
Other Investments - Liabilities (a)
Commodity Futures Contracts	(5,574,007)	—	—	(5,574,007)
Total Investments	$26,611,336	$44,883,193	$—	$71,494,529

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$31,996,668	$—	$31,996,668
Exchange-Traded Fund	11,439,187	—	—	11,439,187
Money Market Mutual Fund	67,799,964	—	—	67,799,964
Total Investments in Securities	79,239,151	31,996,668	—	111,235,819
Other Investments - Assets (a)
Commodity Futures Contracts	877,836	—	—	877,836
Other Investments - Liabilities(a)
Commodity Futures Contracts	(3,024,948)	—	—	(3,024,948)
Total Other Investments	(2,147,112)	—	—	(2,147,112)
Total Investments	$77,092,039	$31,996,668	$—	$109,088,707

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(5,574,007)	$877,836	$(3,024,948)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(7,717,433)	$(397,527)
	Net Change in Unrealized Gain (Loss)	(390,853)	(4,774,706)
Total		$(8,108,286)	$(5,172,233)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(10,088,714)	$26,825,810
	Net Change in Unrealized Gain (Loss)	(3,426,895)	(40,467,272)
Total		$(13,515,609)	$(13,641,462)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average Notional Value	$90,927,361	$118,575,001	$110,700,601	$122,132,741

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

The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2022.

	Value 06/30/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$11,436,480	$—	$(4,998,263)	$4,614	$(25,189)	$6,417,642	$36,196
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	57,309,543	22,878,271	(54,420,113)	—	—	25,767,701	188,239
Total	$68,746,023	$22,878,271	$(59,418,376)	$4,614	$(25,189)	$32,185,343	$224,435

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$11,439,187	$—	$(4,998,263)	$1,907	$(25,189)	$6,417,642	$44,625
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	67,799,964	128,956,983	(170,989,246)	—	—	25,767,701	321,725
Total	$79,239,151	$128,956,983	$(175,987,509)	$1,907	$(25,189)	$32,185,343	$366,350

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$46.78	$49.28	$48.98	$52.55
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(3.87)	(2.17)	(5.96)	(5.27)
Net investment income (loss) (b)	0.11	(0.09)	(0.00)	(0.26)
Net income (loss)	(3.76)	(2.26)	(5.96)	(5.53)
Net asset value per Share, end of period	$43.02	$47.02	$43.02	$47.02
Market value per Share, beginning of period (c)	$46.77	$49.35	$49.02	$52.76
Market value per Share, end of period (c)	$42.93	$47.04	$42.93	$47.04

Ratio to average Net Assets (d)
Net investment income (loss)	1.02%	(0.71)%	(0.01)%	(0.70)%
Expenses, after waivers	0.74%	0.74%	0.75%	0.73%
Expenses, prior to waivers	0.79%	0.75%	0.79%	0.76%
Total Return, at net asset value (e)	(8.04)%	(4.59)%	(12.17)%	(10.53)%
Total Return, at market value (e)	(8.21)%	(4.68)%	(12.42)%	(10.84)%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, as well as the following:

•Risks and uncertainty related to the ongoing COVID-19 pandemic and any other adverse public health developments;

•	Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
•	Risks related to market volatility and fluctuations in the price of assets held by the Fund, including the imposition of trading limitations or trading halts, and the potential loss of investment;

•Risks that the market price of Shares will not correspond to NAV;

•Risks related to market competition;

•Risks related to the market conditions unique to futures contracts; and

•Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2022:

Index Commodity	Fund Weight (%)
Gold	82.52%
Silver	17.48
Closing Level as of September 30, 2022:	100.00%

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

     Operating Activities

Net cash flow provided by (used in) operating activities was $21.6 million and $13.7 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2022, $54.7 million was paid to purchase United States Treasury Obligations and $42.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2021, $55.0 million was paid to purchase United States Treasury Obligations and $64.0 million was received from sales and maturing United States Treasury Obligations. $176.0 million was received from sales of affiliated investments and $129.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2022. $134.7 million was received from sales of affiliated investments and $113.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(21.6) million and $(14.8) million during the nine months ended September 30, 2022 and 2021, respectively. This included $15.6 million and $10.2 million from Shares purchased by Authorized Participants and $37.2 million and $24.9 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

DBP - For the Three Months Ended September 30, 2022
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Percentage Change
6/30/2022
9/30/2022
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

DBP - For the Nine Months Ended September 30, 2022
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
12/31/2021
9/30/2022
Date
NAV
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBP - For the Nine Months Ended September 30, 2021
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Percentage Change
12/31/2020
9/30/2021
Date
NAV
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2022	2021	2022	2021
DB Gold Indices	(7.91)%	(1.07)%	(9.43)%	(8.13)%
DB Silver Indices	(6.73)	(15.95)	(19.22)	(16.93)
AGGREGATE RETURNS	(7.70)%	(4.41)%	(11.31)%	(10.01)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

     Fund Share Price Performance

For the three months ended September 30, 2022, the NYSE Arca market value of each Share decreased from $46.77 per Share to $42.93 per Share. The Share price low and high for the three months ended September 30, 2022 and related change from the Share price on June 30, 2022 was as follows: Shares traded at a low of $41.90 per Share (-10.41%) on September 26, 2022 and a high of $46.77 per Share (+0.01%) on August 12, 2022. The total return for the Fund on a market value basis was -8.21%.

Precious metals continued lower in the third quarter of 2022 as rising treasury yields and a strengthening US dollar resulting from the Federal Reserve’s aggressive rate hike plans dented the sector’s appeal, outweighing support from continued geopolitical turbulence. Rising interest rates tend to reduce demand for non-interest-bearing gold as the opportunity cost for holding it rises. Persistent strong inflation prints also further bolstered market expectations for prolonged periods of higher rates in the US and Europe. Finally, in addition to the pressures precious metals faced, silver prices were weighed down by China’s lagged recovery from COVID-19 lockdowns.

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

  Precious metals posted a loss in the third quarter of 2021, largely driven by the double pressure on silver. Macro headwinds from rapidly rising interest rates due to the Federal Reserve’s growing hawkish tilt, strong performance from risk assets, continued recovery in the US dollar and fading haven-demand as the pandemic was gradually pushed into the rear-view mirror weighed on the sector in general, while China’s Evergrande crisis caused most industrial metals to tank given the country’s property sector is a key contributor to demand – silver is impacted by price action in industrial metals given its widespread industrial applications.

     Fund Share Net Asset Performance

For the three months ended September 30, 2022, the NAV of each Share decreased from $46.78 per Share to $43.02 per Share. Falling commodity futures contracts prices for gold and silver during the three months ended September 30, 2022 contributed to an overall 8.32% decrease in the level of the Index and to a 7.70% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -8.04%.

Net income (loss) for the three months ended September 30, 2022 was $(7.9) million, primarily resulting from income of $0.4 million, from net realized gain (loss) of $(7.7) million, net change in unrealized gain (loss) of $(0.4) million and operating expenses of $0.2 million.

For the three months ended September 30, 2021, the NAV of each Share decreased from $49.28 per Share to $47.02 per Share. Falling commodity futures contracts prices for gold and silver during the three months ended September 30, 2021 contributed to an overall 4.42% decrease in the level of the Index and to a 4.41% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -4.59%.

Net income (loss) for the three months ended September 30, 2021 was $(5.4) million, primarily resulting from income of $0.0 million, net realized gain (loss) of $(0.4) million, net change in unrealized gain (loss) of $(4.8) million and operating expenses of $0.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

     Fund Share Price Performance

          For the nine months ended September 30, 2022, the NYSE Arca market value of each Share decreased from $49.02 per Share to $42.93 per Share. The Share price low and high for the nine months ended September 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $41.90 per Share (-14.53%) on September 26, 2022 and a high of $55.28 per Share (+12.77%) on March 8, 2022. The total return for the Fund on a market value basis was -12.42%.

          The Fund posted negative performance in the first three quarters of 2022. While the sector was supported by rising safe haven and inflation hedging demand in Q1 amid heightened tensions leading up to Russia’s invasion of Ukraine, rising treasury yields and a strengthening U.S. dollar in Q2 and Q3 due to rate hike expectations and recession fears wiped out all of its earlier gains, leaving it in negative territory. Weak investor demand further weighed on prices with holdings in gold-backed ETFs falling every week since mid-June. In addition to the pressures gold faced, silver prices were also weighed down by weak Chinese demand outlooks given their commitment to the zero-COVID policy.

          For the nine months ended September 30, 2021, the NYSE Arca market value of each Share decreased from $52.76 per Share to $47.04 per Share. The Share price low and high for the nine months ended September 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $46.09 per Share (-12.63%) on September 29, 2021, and a high of $54.34 per Share (+3.00%) on January 5, 2021. The total return for the Fund, on a market value basis, was -10.84%.

          Despite the small boost in performance in Q2, the Fund remained in negative territory for the first three quarters of 2021 as the Federal Reserve moved to start the tapering of pandemic stimulus measures. In addition, as light seemed to be appearing at the end of the COVID-19 tunnel, with vaccine optimism growing and lockdown restrictions starting to ease, headwinds from positive performance in risk assets and fading haven-demand outweighed support from rising inflation. Plunging silver prices also dealt a significant blow in Q3 as China’s Evergrande crisis weighed on industrial metals demand.

      Fund Share Net Asset Performance

          For the nine months ended September 30, 2022, the NAV of each Share decreased from $48.98 per Share to $43.02 per Share. Falling commodity futures contract prices for gold and silver during the nine months ended September 30, 2022 contributed to an overall 12.20% decrease in the level of the Index and to a 11.31% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -12.17%.

          Net income (loss) for the nine months ended September 30, 2022 was $(13.6) million, primarily resulting from income of $0.6 million, net realized gain (loss) of $(10.1) million, net change in unrealized gain (loss) of $(3.5) million and net operating expenses of $0.6 million.

          For the nine months ended September 30, 2021, the NAV of each Share decreased from $52.55 per Share to $47.02 per Share. Falling commodity futures contract prices for gold and silver during the nine months ended September 30, 2021 contributed to an overall 10.04% decrease in the level of the Index and to a 10.01% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -10.53%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2022.

				For the Nine Months Ended
				September 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$77,438,389	0.85%	$1,533,908	17

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$112,651,902	0.91%	$2,381,783	14

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

The following were the primary trading risk exposures of the Fund as of September 30, 2022 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2022 to July 31, 2022	200,000	$44.78
August 1, 2022 to August 31, 2022	200,000	45.70
September 1, 2022 to September 30, 2022	100,000	41.97
Total	500,000	$44.59

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.      Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – September 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - September 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2021 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2022 (Unaudited) (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2021 (Unaudited) (ix) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – September 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 3, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 3, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools