Form 10-Q
period 2023-06-30
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2023-08-04
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of outstanding Shares as of June 30, 2023: 3,400,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $58,762,747 and $39,815,185, respectively)	$58,807,725	$39,826,444
Affiliated investments, at value (cost $107,762,745 and $69,524,903, respectively)	107,764,004	69,499,655
Other investments:
Variation margin receivable- Commodity Futures Contracts	1,108,860	—
Cash held by custodian	—	873,920
Receivable for:
Dividends from affiliates	379,603	202,075
Total assets	$168,060,192	$110,402,094
Liabilities
Other Investments:
Variation margin payable- Commodity Futures Contracts	$—	$181,220
Payable for:
Management fees	98,818	65,381
Brokerage commissions and fees	4,998	5,004
Total liabilities	103,816	251,605
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,976	1,916
Shareholders' equity—Shares	167,954,400	110,148,573
Total shareholders' equity	167,956,376	110,150,489
Total liabilities and equity	$168,060,192	$110,402,094
General Shares outstanding	40	40
Shares outstanding	3,400,000	2,300,000
Net asset value per share	$49.40	$47.89
Market value per share	$49.35	$48.00

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

June 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bill, 4.780% due July 6, 2023	2.98%	$4,997,941	$5,000,000
U.S. Treasury Bill, 5.290% due November 30, 2023(b)	32.04	53,809,784	55,000,000
Total United States Treasury Obligations (cost $58,762,747)	35.02%	$58,807,725
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $21,504,074) (c)(d)	12.80%	$21,505,333	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.05% (cost $86,258,671) (c)(e)	51.36	86,258,671	86,258,671
Total Affiliated Investments (cost $107,762,745)	64.16%	$107,764,004
Total Investments in Securities (cost $166,525,492)	99.18%	$166,571,729
(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $24,457,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2J.
(e)
The rate shown is the 7-day SEC standardized yield as of June 30, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
COMEX Gold	689	December-2023	$135,595,200	$4,329,079	$4,329,079
COMEX Silver	49	January-2024	5,746,965	(372,248)	(372,248)
COMEX Silver	226	December-2023	26,370,810	(98,687)	(98,687)
Total Commodity Futures Contracts				$3,858,144	$3,858,144

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income
Interest Income	$750,360	$64,950	$1,208,340	$71,393
Dividends from Affiliates	1,364,542	126,740	2,494,442	141,915
Total Income	2,114,902	191,690	3,702,782	213,308
Expenses
Management Fees	324,751	229,889	591,911	451,594
Brokerage Commissions and Fees	749	10,215	3,326	20,250
Interest Expense	9,542	1,043	15,964	1,519
Total Expenses	335,042	241,147	611,201	473,363
Less: Waivers	(27,118)	(18,988)	(49,645)	(22,325)
Net Expenses	307,924	222,159	561,556	451,038
Net Investment Income (Loss)	1,806,978	(30,469)	3,141,226	(237,730)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	1,925,430	(6,965,962)	2,727,325	(2,371,281)
Net Realized Gain (Loss)	1,925,430	(6,965,962)	2,727,325	(2,371,281)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	7,926	(75,390)	33,719	(81,515)
Affiliated Investments	(12,234)	5,415	26,507	(2,707)
Commodity Futures Contracts	(9,378,461)	(5,947,995)	(2,291,640)	(3,036,042)
Net Change in Unrealized Gain (Loss)	(9,382,769)	(6,017,970)	(2,231,414)	(3,120,264)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(7,457,339)	(12,983,932)	495,911	(5,491,545)
Net Income (Loss)	$(5,650,361)	$(13,014,401)	$3,637,137	$(5,729,275)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2023	40	$2,037	3,200,000	$162,935,215	$162,937,252
Purchases of Shares			550,000	28,255,578	28,255,578
Redemption of Shares			(350,000)	(17,586,093)	(17,586,093)
Net Increase (Decrease) due to Share Transactions			200,000	10,669,485	10,669,485
Net Income (Loss)
Net Investment Income (Loss)		35		1,806,943	1,806,978
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		34		1,925,396	1,925,430
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(130)		(9,382,639)	(9,382,769)
Net Income (Loss)		(61)		(5,650,300)	(5,650,361)
Net Change in Shareholders' Equity	—	(61)	200,000	5,019,185	5,019,124
Balance at June 30, 2023	40	$1,976	3,400,000	$167,954,400	$167,956,376

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

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$1,916	2,300,000	$110,148,573	$110,150,489
Purchases of Shares			1,750,000	86,303,570	86,303,570
Redemption of Shares			(650,000)	(32,134,820)	(32,134,820)
Net Increase (Decrease) due to Share Transactions			1,100,000	54,168,750	54,168,750
Net Income (Loss)
Net Investment Income (Loss)		52		3,141,174	3,141,226
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		45		2,727,280	2,727,325
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(37)		(2,231,377)	(2,231,414)
Net Income (Loss)		60		3,637,077	3,637,137
Net Change in Shareholders' Equity	—	60	1,100,000	57,805,827	57,805,887
Balance at June 30, 2023	40	$1,976	3,400,000	$167,954,400	$167,956,376

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$1,959	2,300,000	$112,649,943	$112,651,902
Purchases of Shares			300,000	15,569,488	15,569,488
Redemption of Shares			(300,000)	(14,893,245)	(14,893,245)
Net Increase (Decrease) due to Share Transactions			—	676,243	676,243
Net Income (Loss)
Net Investment Income (Loss)		(4)		(237,726)	(237,730)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(36)		(2,371,245)	(2,371,281)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(48)		(3,120,216)	(3,120,264)
Net Income (Loss)		(88)		(5,729,187)	(5,729,275)
Net Change in Shareholders' Equity	—	(88)	-	(5,052,944)	(5,053,032)
Balance at June 30, 2022	40	$1,871	2,300,000	$107,596,999	$107,598,870

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$3,637,137	$(5,729,275)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(117,752,553)	(44,740,397)
Proceeds from securities sold and matured	100,000,000	37,001,400
Cost of affiliated investments purchased	(167,984,229)	(106,078,712)
Proceeds from affiliated investments sold	129,746,387	116,569,133
Net accretion of discount on United States Treasury Obligations	(1,195,009)	(71,147)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(60,226)	84,222
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(1,290,080)	1,845,400
Dividends from affiliates	(177,528)	(48,849)
Management fees	33,437	(5,270)
Brokerage commissions and fees	(6)	(3)
Due from broker	—	497,255
Net cash provided by (used in) operating activities	(55,042,670)	(676,243)
Cash flows from financing activities:
Proceeds from purchases of Shares	86,303,570	15,569,488
Redemption of Shares	(32,134,820)	(14,893,245)
Net cash provided by (used in) financing activities	54,168,750	676,243
Net change in cash	(873,920)	—
Cash at beginning of period	873,920	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$15,964	$1,519

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

June 30, 2023

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and six months ended June 30, 2023 and 2022.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2023 and 2022, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2022, respectively.

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

The Managing Owner waived fees of $27,118 and $49,645 for the three and six months ended June 30, 2023, respectively. The Managing Owner waived fees of $18,988 and $22,325 for the three and six months ended June 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$58,807,725	$—	$58,807,725
Exchange-Traded Fund	21,505,333			21,505,333
Money Market Mutual Fund	86,258,671	—	—	86,258,671
Total Investments in Securities	107,764,004	58,807,725	—	166,571,729
Other Investments - Assets (a)
Commodity Futures Contracts	4,329,079	—	—	4,329,079
Other Investments - Liabilities (a)
Commodity Futures Contracts	(470,935)	—	—	(470,935)
Total Other Investments	3,858,144	—	—	3,858,144
Total Investments	$111,622,148	$58,807,725	$—	$170,429,873

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$39,826,444	$—	$39,826,444
Exchange-Traded Fund	21,478,826	—	—	21,478,826
Money Market Mutual Fund	48,020,829	—	—	48,020,829
Total Investments in Securities	69,499,655	39,826,444	—	109,326,099
Other Investments - Assets (a)
Commodity Futures Contracts	6,149,784	—	—	6,149,784
Total Investments	$75,649,439	$39,826,444	$—	$115,475,883

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$4,329,079	$(470,935)	$6,149,784	$—

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,925,430	$(6,965,962)
	Net Change in Unrealized Gain (Loss)	(9,378,461)	(5,947,995)
Total		$(7,453,031)	$(12,913,957)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,727,325	$(2,371,281)
	Net Change in Unrealized Gain (Loss)	(2,291,640)	(3,036,042)
Total		$435,685	$(5,407,323)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average Notional Value	$170,140,348	$122,382,309	$154,307,881	$118,453,169

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$21,517,567	$—	$—	$(12,234)	$—	$21,505,333	$235,839
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	82,123,820	70,461,568	(66,326,717)	—	—	86,258,671	1,128,703
Total	$103,641,387	$70,461,568	$(66,326,717)	$(12,234)	$—	$107,764,004	$1,364,542

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$21,478,826	$—	$—	$26,507	$—	$21,505,333	$442,414
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	48,020,829	167,984,229	(129,746,387)	—	—	86,258,671	2,052,028
Total	$69,499,655	$167,984,229	$(129,746,387)	$26,507	$—	$107,764,004	$2,494,442

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$11,431,065	$—	$—	$5,415	$—	$11,436,480	$7,740
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	98,302,242	38,964,033	(79,956,732)	—	—	57,309,543	119,000
Total	$109,733,307	$38,964,033	$(79,956,732)	$5,415	$—	$68,746,023	$126,740

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$11,439,187	$—	$—	$(2,707)	$—	$11,436,480	$8,429
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	67,799,964	106,078,712	(116,569,133)	—	—	57,309,543	133,486
Total	$79,239,151	$106,078,712	$(116,569,133)	$(2,707)	$—	$68,746,023	$141,915

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$50.92	$52.12	$47.89	$48.98
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(2.05)	(5.33)	0.53	(2.10)
Net investment income (loss) (b)	0.53	(0.01)	0.98	(0.10)
Net income (loss)	(1.52)	(5.34)	1.51	(2.20)
Net asset value per Share, end of period	$49.40	$46.78	$49.40	$46.78
Market value per Share, beginning of period (c)	$51.02	$51.79	$48.00	$49.02
Market value per Share, end of period (c)	$49.35	$46.77	$49.35	$46.77

Ratio to average Net Assets (d)
Net investment income (loss)	4.17%	(0.10)%	3.96%	(0.39)%
Expenses, after waivers	0.71%	0.72%	0.71%	0.75%
Expenses, prior to waivers	0.77%	0.79%	0.77%	0.79%
Total Return, at net asset value (e)	(2.98)%	(10.25)%	3.15%	(4.49)%
Total Return, at market value (e)	(3.27)%	(9.69)%	2.81%	(4.59)%

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
•
Risks and uncertainty related to public health emergencies and other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2023:

Index Commodity	Fund Weight (%)
Gold	80.82%
Silver	19.18
Closing Level as of June 30, 2023:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(55.0) million and $(0.7) million for the six months ended June 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2023, $117.8 million was paid to purchase United States Treasury Obligations and $100.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2022, $44.7 million was paid to purchase United States Treasury Obligations and $37.0 million was received from sales and maturing United States Treasury Obligations. $129.7 million was received from sales of affiliated investments and $168.0 million was paid to purchase affiliated investments during the six months ended June 30, 2023. $116.6 million was received from sales of affiliated investments and $106.1 million was paid to purchase affiliated investments during the six months ended June 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $54.2 million and $0.7 million during the six months ended June 30, 2023 and 2022, respectively. This included $86.3 million and $15.6 million from Shares purchased by Authorized Participants and $32.1 million and $14.9 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

DBP - For the Three Months Ended June 30, 2023
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
3/31/2023
6/30/2023
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

DBP - For the Six Months Ended June 30, 2023
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
12/31/2022
6/30/2023
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

Performance Summary

This Report covers the three and six months ended June 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2023	2022	2023	2022
DB Gold Indices	(2.23)%	(7.64)%	5.81%	(1.65)%
DB Silver Indices	(4.79)	(19.44)	(4.23)	(13.40)
AGGREGATE RETURNS	(2.74)%	(9.93)%	3.72%	(3.91)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the three months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $51.02 per Share to $49.35 per Share. The Share price low and high for the three months ended June 30, 2023 and related change from the Share price on March 31, 2023 was as follows: Shares traded at a low of $49.03 per Share (-3.89%) on June 29, 2023 and a high of $53.42 per Share (+4.71%) on May 4, 2023. The total return for the Fund on a market value basis was -3.27%.

Precious metals posted a slightly negative second quarter of 2023 with front month gold and silver both ending below their 50- and 100-day moving averages. While both metals were higher in April leading up to the failure of First Republic Bank – the second largest default in US history and the third consecutive one since March 2023 – prices retreated in May and June amid reduced safe haven demand and continued pressure from the Federal Reserve (Fed). Not only did contagion fears from the banking sector turmoil dissipate but the US government was able to reach a deal in time, to avert what would have been the first US debt ceiling default in history. Furthermore, while the market largely expected the Federal Reserve to ease interest rate hikes amid cooling inflation, their hawkish stance proved to be stickier than expected, only pausing in June while signaling more rate hikes to come. While strong central bank demand, especially from China, which increased its reserves for seven months in a row, provided some support, other bearish drivers still dominated.

For the three months ended June 30, 2022, the NYSE Arca market value of each Share decreased from $51.79 per Share to $46.77 per Share. The Share price low and high for the three months ended June 30, 2022 and related change from the Share price on March 31, 2022 was as follows: Shares traded at a low of $46.77 per Share (-9.69%) on June 30, 2022, and a high of $53.04 per Share (+2.41%) on April 18, 2022. The total return for the Fund on a market value basis was -9.69%.

Precious metals fell sharply in the second quarter of the 2022 as rising treasury yields and a strengthening U.S. dollar, fueled respectively by expectations for aggressive inflation-fighting Federal Reserve policy following its largest rate hike since 1994 of
0.75%, and growing lockdowns in China (weighed on the yuan), weighed on prices. Rising interest rates tend to reduce demand for the non-interest-bearing gold as the opportunity cost for holding it rises.

Fund Share Net Asset Performance

For the three months ended June 30, 2023, the NAV of each Share decreased from $50.92 per Share to $49.40 per Share. Falling commodity futures contracts prices for gold and silver during the three months ended June 30, 2023 contributed to an overall 3.98% decrease in the level of the Index and to a 2.74% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -2.98%.

Net income (loss) for the three months ended June 30, 2023 was $(5.7) million, primarily resulting from income of $2.1 million, from net realized gain (loss) of $1.9 million, net change in unrealized gain (loss) of $(9.4) million and net operating expenses of $0.3 million.

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

Net income (loss) for the three months ended June 30, 2022 was $(13.0) million, primarily resulting from income of $0.2 million, from net realized gain (loss) of $(7.0) million, net change in unrealized gain (loss) of $(6.0) million and net operating expenses of $0.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the six months ended June 30, 2023, the NYSE Arca market value of each Share increased from $48.00 per Share to $49.35 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $46.15 per Share (-3.86%) on March 7, 2023 and a high of $53.42 per Share (+11.29%) on May 4, 2023. The total return for the Fund on a market value basis was +2.81%.

Precious metals ended the first half of 2023 slightly higher with gains in gold during the first quarter of 2023 holding up against losses in the second quarter. In March, gold prices had rallied sharply following the collapse of Silicon Valley Bank. Investors flocked to safe havens like the bullion in fear that a contagion effect could ripple through the US and even the global financial sector. Expectations that the Fed would start to soften its aggressive rate-hike policy also added some gains earlier in the first quarter though that was fully reversed in February given stickier-than-expected inflation and a resilient US labor market. Then in the second quarter, both metals moved lower with front month prices ending below their 50- and 100-day moving averages. While both were higher in April leading up to the failure of First Republic Bank – the second largest default in US history and the third consecutive one since March 2023 – prices retreated in May and June amid reduced safe haven demand and continued pressure from the Fed. Not only did contagion fears from the banking sector turmoil dissipate but the US government was able to reach a deal in time, to avert what would have been the first US debt ceiling default in history. In addition to the bearish drivers for precious metals, silver was also pressured by the disappointing recovery in China. While strong central bank demand, especially from China, which increased its reserves for seven months in a row, provided some support, other bearish factors remained in control.

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

Precious metals were lower in the first half of 2022. While the sector, and in particular gold, was supported by rising safe haven and inflation hedging demand in the first quarter amid heightened tensions leading up to Russia’s invasion of Ukraine, rising treasury yields and a strengthening U.S. dollar in second quarter due to rate hike expectations and recession fears wiped out all of its earlier gains.

Fund Share Net Asset Performance

For the six months ended June 30, 2023, the NAV of each Share increased from $47.89 per Share to $49.40 per Share. Rising commodity futures contracts prices for gold were partially offset by silver during the six months ended June 30, 2023, contributing to an overall 1.21% increase in the level of the Index and to a 3.72% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +3.15%.

Net income (loss) for the six months ended June 30, 2023 was $3.6 million, primarily resulting from income of $3.7 million, from net realized gain (loss) of $2.7 million, net change in unrealized gain (loss) of $(2.2) million and net operating expenses of $0.6 million.

For the six months ended June 30, 2022, the NAV of each Share decreased from $48.98 per Share to $46.78 per Share. Falling commodity futures contracts prices for gold and silver during the six months ended June 30, 2022 contributed to an overall 4.24% decrease in the level of the Index and to a 3.91% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -4.49%.

Net income (loss) for the six months ended June 30, 2022 was $(5.7) million, primarily resulting from income of $0.2 million net realized gain (loss) of $(2.4) million, net change in unrealized gain (loss) of $(3.1) million and net operating expenses of $0.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2023.

				For the Six Months Ended
				June 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$167,956,376	0.86%	$3,359,987	6

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$110,150,489	0.92%	$2,359,707	18

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

The following were the primary trading risk exposures of the Fund as of June 30, 2023 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2023 to April 30, 2023	50,000	$52.21
May 1, 2023 to May 31, 2023	—	—
June 1, 2023 to June 30, 2023	300,000	49.92
Total	350,000	$50.25

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

4.1	Amendment No. 3 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – June 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - June 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended June 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Six Months Ended June 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Six Months Ended June 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Six Months Ended June 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – June 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 3, 2023		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 3, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools