Form 10-Q
period 2023-09-30
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2023-11-08
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of outstanding Shares as of September 30, 2023: 2,850,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $59,503,289 and $39,815,185, respectively)	$59,517,817	$39,826,444
Affiliated investments, at value (cost $76,668,304 and $69,524,903, respectively)	76,675,680	69,499,655
Cash held by custodian	—	873,920
Receivable for:
Dividends from affiliates	361,327	202,075
Total assets	$136,554,824	$110,402,094
Liabilities
Other Investments:
Variation margin payable- Commodity Futures Contracts	$1,069,015	$181,220
Payable for:
Management fees	82,676	65,381
Brokerage commissions and fees	4,990	5,004
Total liabilities	1,156,681	251,605
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,900	1,916
Shareholders' equity—Shares	135,396,243	110,148,573
Total shareholders' equity	135,398,143	110,150,489
Total liabilities and equity	$136,554,824	$110,402,094
General Shares outstanding	40	40
Shares outstanding	2,850,000	2,300,000
Net asset value per share	$47.51	$47.89
Market value per share	$47.45	$48.00

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

September 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bill, 5.280% due October 5, 2023	3.69%	$4,997,806	$5,000,000
U.S. Treasury Bill, 5.340% due November 30, 2023 (b)	40.27	54,520,011	55,000,000
Total United States Treasury Obligations (cost $59,503,289)	43.96%	$59,517,817
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $21,504,074) (c)(d)	15.89%	$21,511,450	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.26% (cost $55,164,230) (c)(e)	40.74	55,164,230	55,164,230
Total Affiliated Investments (cost $76,668,304)	56.63%	$76,675,680
Total Investments in Securities (cost $136,171,593)	100.59%	$136,193,497
(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $24,780,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2J.
(e)
The rate shown is the 7-day SEC standardized yield as of September 30, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
COMEX Gold	584	December-2023	$108,980,240	$(4,089,360)	$(4,089,360)
COMEX Silver	49	January-2024	5,529,650	(589,563)	(589,563)
COMEX Silver	184	December-2023	20,654,000	(972,572)	(972,572)
Total Commodity Futures Contracts				$(5,651,495)	$(5,651,495)

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income
Interest Income	$814,991	$173,065	$2,023,331	$244,458
Dividends from Affiliates	1,242,697	224,435	3,737,139	366,350
Total Income	2,057,688	397,500	5,760,470	610,808
Expenses
Management Fees	294,330	169,043	886,241	620,637
Brokerage Commissions and Fees	590	7,332	3,916	27,582
Interest Expense	6,703	2,190	22,667	3,709
Total Expenses	301,623	178,565	912,824	651,928
Less: Waivers	(23,290)	(10,726)	(72,935)	(33,051)
Net Expenses	278,333	167,839	839,889	618,877
Net Investment Income (Loss)	1,779,355	229,661	4,920,581	(8,069)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Affiliated Investments	—	(25,189)	—	(25,189)
Commodity Futures Contracts	2,426,852	(7,717,433)	5,154,177	(10,088,714)
Net Realized Gain (Loss)	2,426,852	(7,742,622)	5,154,177	(10,113,903)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(30,450)	32,483	3,269	(49,032)
Affiliated Investments	6,117	4,614	32,624	1,907
Commodity Futures Contracts	(9,509,639)	(390,853)	(11,801,279)	(3,426,895)
Net Change in Unrealized Gain (Loss)	(9,533,972)	(353,756)	(11,765,386)	(3,474,020)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(7,107,120)	(8,096,378)	(6,611,209)	(13,587,923)
Net Income (Loss)	$(5,327,765)	$(7,866,717)	$(1,690,628)	$(13,595,992)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$1,976	3,400,000	$167,954,400	$167,956,376
Purchases of Shares			100,000	4,990,635	4,990,635
Redemption of Shares			(650,000)	(32,221,103)	(32,221,103)
Net Increase (Decrease) due to Share Transactions			(550,000)	(27,230,468)	(27,230,468)
Net Income (Loss)
Net Investment Income (Loss)		(6)		1,779,361	1,779,355
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		4		2,426,848	2,426,852
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(74)		(9,533,898)	(9,533,972)
Net Income (Loss)		(76)		(5,327,689)	(5,327,765)
Net Change in Shareholders' Equity	—	(76)	(550,000)	(32,558,157)	(32,558,233)
Balance at September 30, 2023	40	$1,900	2,850,000	$135,396,243	$135,398,143

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

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$1,916	2,300,000	$110,148,573	$110,150,489
Purchases of Shares			1,850,000	91,294,205	91,294,205
Redemption of Shares			(1,300,000)	(64,355,923)	(64,355,923)
Net Increase (Decrease) due to Share Transactions			550,000	26,938,282	26,938,282
Net Income (Loss)
Net Investment Income (Loss)		46		4,920,535	4,920,581
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		49		5,154,128	5,154,177
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(111)		(11,765,275)	(11,765,386)
Net Income (Loss)		(16)		(1,690,612)	(1,690,628)
Net Change in Shareholders' Equity	—	(16)	550,000	25,247,670	25,247,654
Balance at September 30, 2023	40	$1,900	2,850,000	$135,396,243	$135,398,143

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

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$(1,690,628)	$(13,595,992)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(122,686,452)	(54,693,633)
Proceeds from securities sold and matured	105,000,000	42,001,400
Cost of affiliated investments purchased	(194,846,313)	(128,956,983)
Proceeds from affiliated investments sold	187,702,912	175,987,509
Net accretion of discount on United States Treasury Obligations	(2,001,652)	(243,324)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	25,189
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(35,893)	47,125
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	887,795	630,150
Dividends from affiliates	(159,252)	(59,128)
Management fees	17,295	(21,962)
Brokerage commissions and fees	(14)	(85)
Due from broker	—	497,255
Net cash provided by (used in) operating activities	(27,812,202)	21,617,521
Cash flows from financing activities:
Proceeds from purchases of Shares	91,294,205	15,569,488
Redemption of Shares	(64,355,923)	(37,187,009)
Net cash provided by (used in) financing activities	26,938,282	(21,617,521)
Net change in cash	(873,920)	—
Cash at beginning of period	873,920	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$22,667	$3,709

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and nine months ended September 30, 2023 and 2022.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2023 and 2022, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2020.

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

The Managing Owner waived fees of $23,290 and $72,935 for the three and nine months ended September 30, 2023, respectively. The Managing Owner waived fees of $10,726 and $33,051 for the three and nine months ended September 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$59,517,817	$—	$59,517,817
Exchange-Traded Fund	21,511,450			21,511,450
Money Market Mutual Fund	55,164,230	—	—	55,164,230
Total Investments in Securities	76,675,680	59,517,817	—	136,193,497
Other Investments - Liabilities (a)
Commodity Futures Contracts	(5,651,495)	—	—	(5,651,495)
Total Investments	$71,024,185	$59,517,817	$—	$130,542,002

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$39,826,444	$—	$39,826,444
Exchange-Traded Fund	21,478,826	—	—	21,478,826
Money Market Mutual Fund	48,020,829	—	—	48,020,829
Total Investments in Securities	69,499,655	39,826,444	—	109,326,099
Other Investments - Assets (a)
Commodity Futures Contracts	6,149,784	—	—	6,149,784
Total Investments	$75,649,439	$39,826,444	$—	$115,475,883

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(5,651,495)	$6,149,784	$—

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,426,852	$(7,717,433)
	Net Change in Unrealized Gain (Loss)	(9,509,639)	(390,853)
Total		$(7,082,787)	$(8,108,286)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$5,154,177	$(10,088,714)
	Net Change in Unrealized Gain (Loss)	(11,801,279)	(3,426,895)
Total		$(6,647,102)	$(13,515,609)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average Notional Value	$153,748,079	$90,927,361	$152,743,451	$110,700,601

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$21,505,333	$—	$—	$6,117	$—	$21,511,450	$266,489
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	86,258,671	26,862,084	(57,956,525)	—	—	55,164,230	976,208
Total	$107,764,004	$26,862,084	$(57,956,525)	$6,117	$—	$76,675,680	$1,242,697

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$21,478,826	$—	$—	$32,624	$—	$21,511,450	$708,903
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	48,020,829	194,846,313	(187,702,912)	—	—	55,164,230	3,028,236
Total	$69,499,655	$194,846,313	$(187,702,912)	$32,624	$—	$76,675,680	$3,737,139

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$49.40	$46.78	$47.89	$48.98
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(2.46)	(3.87)	(1.93)	(5.96)
Net investment income (loss) (b)	0.57	0.11	1.55	(0.00)
Net income (loss)	(1.89)	(3.76)	(0.38)	(5.96)
Net asset value per Share, end of period	$47.51	$43.02	$47.51	$43.02
Market value per Share, beginning of period (c)	$49.35	$46.77	$48.00	$49.02
Market value per Share, end of period (c)	$47.45	$42.93	$47.45	$42.93

Ratio to average Net Assets (d)
Net investment income (loss)	4.54%	1.02%	4.15%	(0.01)%
Expenses, after waivers	0.71%	0.74%	0.71%	0.75%
Expenses, prior to waivers	0.77%	0.79%	0.77%	0.79%
Total Return, at net asset value (e)	(3.83)%	(8.04)%	(0.79)%	(12.17)%
Total Return, at market value (e)	(3.85)%	(8.21)%	(1.15)%	(12.42)%

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
•
Risks and uncertainty related to public health emergencies and other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2023:

Index Commodity	Fund Weight (%)
Gold	80.59%
Silver	19.41
Closing Level as of September 30, 2023:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(27.8) million and $21.6 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2023, $122.7 million was paid to purchase United States Treasury Obligations and $105.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2022, $54.7 million was paid to purchase United States Treasury Obligations and $42.0 million was received from sales and maturing United States Treasury Obligations. $187.7 million was received from sales of affiliated investments and $194.8 million was paid to purchase affiliated investments during the nine months ended September 30, 2023. $176.0 million was received from sales of affiliated investments and $129.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $26.9 million and $(21.6) million during the nine months ended September 30, 2023 and 2022, respectively. This included $91.3 million and $15.6 million from Shares purchased by Authorized Participants and $64.4 million and $37.2 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

DBP - For the Three Months Ended September 30, 2023
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
6/30/2023
9/30/2023
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

DBP - For the Nine Months Ended September 30, 2023
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
12/31/2022
9/30/2023
Date
NAV
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBP - For the Nine Monhts Ended September 30, 2022
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
12/31/2021
9/30/2022
Date
NAV
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2023	2022	2023	2022
DB Gold Indices	(3.89)%	(7.91)%	1.69%	(9.43)%
DB Silver Indices	(2.48)	(6.73)	(6.61)	(19.22)
AGGREGATE RETURNS	(3.62)%	(7.70)%	(0.03)%	(11.31)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the three months ended September 30, 2023, the NYSE Arca market value of each Share decreased from $49.35 per Share to $47.45 per Share. The Share price low and high for the three months ended September 30, 2023 and related change from the Share price on June 30, 2023 was as follows: Shares traded at a low of $47.45 per Share (-3.85%) on September 29, 2023 and a high of $51.53 per Share (+4.42%) on July 19, 2023. The total return for the Fund on a market value basis was -3.85%.

Precious metals continued lower in the third quarter of 2023. While gold initially gained in July as the significant drop in US inflation further cemented expectations that the Federal Reserve was nearing the end of its rate hike cycle, prices retreated for the most part in August and September. The slight bump in US inflation, indications that the Federal Reserve will likely keep interest rates high, Fitch’s downgrade of the US government debt rating (which led to increased treasury yields) and equity market downturn all contributed to the downward pressure on gold prices. Strong central bank demand supported gold prices, though investor demand remained subdued, preventing any significant rallies. Silver prices rose slightly from the recovery in industrial metals but still ended the quarter slightly lower.

For the three months ended September 30, 2022, the NYSE Arca market value of each Share decreased from $46.77 per Share to $42.93 per Share. The Share price low and high for the three months ended September 30, 2022 and related change from the Share price on June 30, 2022 was as follows: Shares traded at a low of $41.90 per Share (-10.41%) on September 26, 2022, and a high of $46.77 per Share (+0.01%) on August 12, 2022. The total return for the Fund on a market value basis was -8.21%.

Precious metals continued lower in the third quarter of 2022 as rising treasury yields and a strengthening US dollar resulting from the Federal Reserve’s aggressive rate hike plans dented the sector’s appeal, outweighing support from continued geopolitical turbulence. Historically speaking, rising interest rates tend to reduce demand for non-interest-bearing gold as the opportunity cost for holding it rises. Persistent strong inflation prints also further bolstered market expectations for prolonged periods of higher rates in the US and Europe. Finally, in addition to the pressures precious metals faced, silver prices were weighed down by China’s lagged recovery from COVID-19 lockdowns.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the NAV of each Share decreased from $49.40 per Share to $47.51 per Share. Falling commodity futures contracts prices for gold and silver during the three months ended September 30, 2023 contributed to an overall 4.91% decrease in the level of the Index and to a 3.62% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -3.83%.

Net income (loss) for the three months ended September 30, 2023 was $(5.3) million, primarily resulting from income of $2.1 million, from net realized gain (loss) of $2.4 million, net change in unrealized gain (loss) of $(9.5) million and net operating expenses of $0.3 million.

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

Net income (loss) for the three months ended September 30, 2022 was $(7.9) million, primarily resulting from income of $0.4 million, from net realized gain (loss) of $(7.7) million, net change in unrealized gain (loss) of $(0.4) million and net operating expenses of $0.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the nine months ended September 30, 2023, the NYSE Arca market value of each Share decreased from $48.00 per Share to $47.45 per Share. The Share price low and high for the nine months ended September 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $46.15 per Share (-3.86%) on March 7, 2023 and a high of $53.42 per Share (+11.29%) on May 4, 2023. The total return for the Fund on a market value basis was -1.15%.

Precious metals ended the first three quarters of 2023 slightly lower with gains in gold from the first quarter failing to hold up against losses in the second and third quarter. In March, gold prices had rallied sharply following the collapse of Silicon Valley Bank. Investors flocked to safe havens like the bullion in fear that a contagion effect could ripple through the US and even global financial sector. Expectations that the Federal Reserve would start to soften its aggressive rate-hike policy also added some gains earlier in the first quarter though that was fully reversed in February given continued inflation and a resilient US labor market. However, in the second quarter, both metals moved lower as contagion fears from the banking sector turmoil dissipated and the US government was able to reach a deal related to the debt ceiling, averting what would have been the first US debt ceiling default in history. Prices remained pressured in the third quarter as the Federal Reserve indicated that it would likely keep interest rates high for longer than the market expected and the US dollar held up.

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

The Fund posted negative performance in the first three quarters of 2022. While the sector was supported by rising safe haven and inflation hedging demand in the first quarter amid heightened tensions leading up to Russia’s invasion of Ukraine, rising treasury yields and a strengthening U.S. dollar in the second quarter and the third quarter due to rate hike expectations and recession fears wiped out all of its earlier gains, leaving it in negative territory. Weak investor demand further weighed on prices with holdings in gold-backed ETFs falling every week since mid-June. In addition to the pressures gold faced, silver prices were also weighed down by weak Chinese demand outlooks given their commitment to the zero-COVID policy.

Fund Share Net Asset Performance

For the nine months ended September 30, 2023, the NAV of each Share decreased from $47.89 per Share to $47.51 per Share. Falling commodity futures contracts prices for silver were partially offset by gold during the nine months ended September 30, 2023, contributing to an overall 3.76% decrease in the level of the Index and to a 0.03% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -0.79%.

Net income (loss) for the nine months ended September 30, 2023 was $(1.7) million, primarily resulting from income of $5.8 million, from net realized gain (loss) of $5.2 million, net change in unrealized gain (loss) of $(11.8) million and net operating expenses of $0.8 million.

For the nine months ended September 30, 2022, the NAV of each Share decreased from $48.98 per Share to $43.02 per Share. Falling commodity futures contracts prices for gold and silver during the nine months ended September 30, 2022 contributed to an overall 12.20% decrease in the level of the Index and to a 11.31% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -12.17%.

Net income (loss) for the nine months ended September 30, 2022 was $(13.6) million, primarily resulting from income of $0.6 million net realized gain (loss) of $(10.1) million, net change in unrealized gain (loss) of $(3.5) million and net operating expenses of $0.6 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2023.

				For the Nine Months Ended
				September 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$135,398,143	0.81%	$2,552,274	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$110,150,489	0.92%	$2,359,707	18

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

The following were the primary trading risk exposures of the Fund as of September 30, 2023 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	250,000	$50.17
August 1, 2023 to August 31, 2023	250,000	48.92
September 1, 2023 to September 30, 2023	150,000	49.66
Total	650,000	$49.57

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – September 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - September 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – September 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 7, 2023		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 7, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools