Form 10-Q
period 2024-06-30
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2024-08-07
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of outstanding Shares as of June 30, 2024: 2,700,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $53,801,803 and $53,793,547, respectively)	$53,819,998	$53,851,960
Affiliated investments, at value (cost $100,360,803 and $94,240,094, respectively)	100,362,062	94,268,880
Other investments:
Variation margin receivable- Commodity Futures Contracts	500,120	—
Receivable for:
Dividends from affiliates	419,828	451,026
Total assets	$155,102,008	$148,571,866
Liabilities
Other Investments:
Variation margin payable- Commodity Futures Contracts	$—	$987,795
Payable for:
Management fees	86,363	88,174
Brokerage commissions and fees	4,995	5,002
Total liabilities	91,358	1,080,971
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	2,296	2,000
Shareholders' equity—Shares	155,008,354	147,488,895
Total shareholders' equity	155,010,650	147,490,895
Total liabilities and equity	$155,102,008	$148,571,866
General Shares outstanding	40	40
Shares outstanding	2,700,000	2,950,000
Net asset value per share	$57.41	$50.00
Market value per share	$57.29	$50.03

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

June 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.170% due November 29, 2024(b)	34.72%	$53,819,998	$55,000,000
Total United States Treasury Obligations (cost $53,801,803)	34.72%	$53,819,998
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074)(c)(d)	13.88%	$21,505,333	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $78,856,729)(c)(e)	50.87	78,856,729	78,856,729
Total Affiliated Investments (cost $100,360,803)	64.75%	$100,362,062
Total Investments in Securities (cost $154,162,606)	99.47%	$154,182,060
(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $24,462,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2J.
(e)
The rate shown is the 7-day SEC standardized yield as of June 30, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
COMEX Gold	511	December-2024	$121,904,160	$13,850,943	$13,850,943
COMEX Silver	220	December-2024	32,989,000	5,036,561	5,036,561
Total Commodity Futures Contracts				$18,887,504	$18,887,504

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income
Interest Income	$745,634	$750,360	$1,477,956	$1,208,340
Dividends from Affiliates	1,231,117	1,364,542	2,338,614	2,494,442
Total Income	1,976,751	2,114,902	3,816,570	3,702,782
Expenses
Management Fees	279,800	324,751	540,785	591,911
Brokerage Commissions and Fees	293	749	443	3,326
Interest Expense	13,566	9,542	21,053	15,964
Total Expenses	293,659	335,042	562,281	611,201
Less: Waivers	(20,816)	(27,118)	(40,869)	(49,645)
Net Expenses	272,843	307,924	521,412	561,556
Net Investment Income (Loss)	1,703,908	1,806,978	3,295,158	3,141,226
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Commodity Futures Contracts	1,369,157	1,925,430	1,215,216	2,727,325
Net Realized Gain (Loss)	1,369,157	1,925,430	1,215,216	2,727,325
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	11,162	7,926	(40,218)	33,719
Affiliated Investments	—	(12,234)	(27,527)	26,507
Commodity Futures Contracts	7,776,888	(9,378,461)	15,502,874	(2,291,640)
Net Change in Unrealized Gain (Loss)	7,788,050	(9,382,769)	15,435,129	(2,231,414)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	9,157,207	(7,457,339)	16,650,345	495,911
Net Income (Loss)	$10,861,115	$(5,650,361)	$19,945,503	$3,637,137

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$2,136	2,750,000	$146,832,494	$146,834,630
Purchases of Shares			150,000	8,716,615	8,716,615
Redemption of Shares			(200,000)	(11,401,710)	(11,401,710)
Net Increase (Decrease) due to Share Transactions			(50,000)	(2,685,095)	(2,685,095)
Net Income (Loss)
Net Investment Income (Loss)		25		1,703,883	1,703,908
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		20		1,369,137	1,369,157
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		115		7,787,935	7,788,050
Net Income (Loss)		160		10,860,955	10,861,115
Net Change in Shareholders' Equity	—	160	(50,000)	8,175,860	8,176,020
Balance at June 30, 2024	40	$2,296	2,700,000	$155,008,354	$155,010,650

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

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$2,000	2,950,000	$147,488,895	$147,490,895
Purchases of Shares			150,000	8,716,615	8,716,615
Redemption of Shares			(400,000)	(21,142,363)	(21,142,363)
Net Increase (Decrease) due to Share Transactions			(250,000)	(12,425,748)	(12,425,748)
Net Income (Loss)
Net Investment Income (Loss)		49		3,295,109	3,295,158
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		18		1,215,198	1,215,216
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		229		15,434,900	15,435,129
Net Income (Loss)		296		19,945,207	19,945,503
Net Change in Shareholders' Equity	—	296	(250,000)	7,519,459	7,519,755
Balance at June 30, 2024	40	$2,296	2,700,000	$155,008,354	$155,010,650

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

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$19,945,503	$3,637,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(53,554,554)	(117,752,553)
Proceeds from securities sold and matured	55,000,000	100,000,000
Cost of affiliated investments purchased	(85,425,624)	(167,984,229)
Proceeds from affiliated investments sold	79,304,915	129,746,387
Net accretion of discount on United States Treasury Obligations	(1,453,702)	(1,195,009)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	67,745	(60,226)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(1,487,915)	(1,290,080)
Dividends from affiliates	31,198	(177,528)
Management fees	(1,811)	33,437
Brokerage commissions and fees	(7)	(6)
Net cash provided by (used in) operating activities	12,425,748	(55,042,670)
Cash flows from financing activities:
Proceeds from purchases of Shares	8,716,615	86,303,570
Redemption of Shares	(21,142,363)	(32,134,820)
Net cash provided by (used in) financing activities	(12,425,748)	54,168,750
Net change in cash	—	(873,920)
Cash at beginning of period	—	873,920
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$21,053	$15,964

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

June 30, 2024

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and six months ended June 30, 2024 and 2023.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2024 and 2023, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2023, respectively.

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

The Managing Owner waived fees of $20,816 and $40,869 for the three and six months ended June 30, 2024, respectively. The Managing Owner waived fees of $27,118 and $49,645 for the three and six months ended June 30, 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$53,819,998	$—	$53,819,998
Exchange-Traded Fund	21,505,333			21,505,333
Money Market Mutual Fund	78,856,729	—	—	78,856,729
Total Investments in Securities	100,362,062	53,819,998	—	154,182,060
Other Investments - Assets (a)
Commodity Futures Contracts	18,887,504	—	—	18,887,504
Total Investments	$119,249,566	$53,819,998	$—	$173,069,564

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$53,851,960	$—	$53,851,960
Exchange-Traded Fund	21,532,860	—	—	21,532,860
Money Market Mutual Fund	72,736,020	—	—	72,736,020
Total Investments in Securities	94,268,880	53,851,960	—	148,120,840
Other Investments - Assets (a)
Commodity Futures Contracts	3,571,650	—	—	3,571,650
Other Investments - Liabilities(a)
Commodity Futures Contracts	(187,020)	—	—	(187,020)
Total Other Investments	3,384,630	—	—	3,384,630
Total Investments	$97,653,510	$53,851,960	$—	$151,505,470

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$18,887,504	$—	$3,571,650	$(187,020)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,369,157	$1,925,430
	Net Change in Unrealized Gain (Loss)	7,776,888	(9,378,461)
Total		$9,146,045	$(7,453,031)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,215,216	$2,727,325
	Net Change in Unrealized Gain (Loss)	15,502,874	(2,291,640)
Total		$16,718,090	$435,685

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average Notional Value	$148,243,311	$170,140,348	$144,374,348	$154,307,881

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$21,505,333	$—	$—	$—	$—	$21,505,333	$267,762
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	68,933,555	58,623,588	(48,700,414)	—	—	78,856,729	963,355
Total	$90,438,888	$58,623,588	$(48,700,414)	$—	$—	$100,362,062	$1,231,117

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$21,532,860	$—	$—	$(27,527)	$—	$21,505,333	$544,338
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	72,736,020	85,425,624	(79,304,915)	—	—	78,856,729	1,794,276
Total	$94,268,880	$85,425,624	$(79,304,915)	$(27,527)	$—	$100,362,062	$2,338,614

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$21,517,567	$—	$—	$(12,234)	$—	$21,505,333	$235,839
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	82,123,820	70,461,568	(66,326,717)	—	—	86,258,671	1,128,703
Total	$103,641,387	$70,461,568	$(66,326,717)	$(12,234)	$—	$107,764,004	$1,364,542

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$21,478,826	$—	$—	$26,507	$—	$21,505,333	$442,414
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	48,020,829	167,984,229	(129,746,387)	—	—	86,258,671	2,052,028
Total	$69,499,655	$167,984,229	$(129,746,387)	$26,507	$—	$107,764,004	$2,494,442

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$53.39	$50.92	$50.00	$47.89
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	3.37	(2.05)	6.19	0.53
Net investment income (loss) (b)	0.65	0.53	1.22	0.98
Net income (loss)	4.02	(1.52)	7.41	1.51
Net asset value per Share, end of period	$57.41	$49.40	$57.41	$49.40
Market value per Share, beginning of period (c)	$53.46	$51.02	$50.03	$48.00
Market value per Share, end of period (c)	$57.29	$49.35	$57.29	$49.35

Ratio to average Net Assets (d)
Net investment income (loss)	4.57%	4.17%	4.57%	3.96%
Expenses, after waivers	0.73%	0.71%	0.72%	0.71%
Expenses, prior to waivers	0.79%	0.77%	0.78%	0.77%
Total Return, at net asset value (e)	7.53%	(2.98)%	14.82%	3.15%
Total Return, at market value (e)	7.17%	(3.27)%	14.51%	2.81%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2024:

Index Commodity	Fund Weight (%)
Gold	78.71%
Silver	21.29
Closing Level as of June 30, 2024:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $12.4 million and $(55.0) million for the six months ended June 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2024, $53.6 million was paid to purchase United States Treasury Obligations and $55.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2023, $117.8 million was paid to purchase United States Treasury Obligations and $100.0 million was received from sales and maturing United States Treasury Obligations. $79.3 million was received from sales of affiliated investments and $85.4 million was paid to purchase affiliated investments during the six months ended June 30, 2024. $129.7 million was received from sales of affiliated investments and $168.0 million was paid to purchase affiliated investments during the six months ended June 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(12.4) million and $54.2 million during the six months ended June 30, 2024 and 2023, respectively. This included $8.7 million and $86.3 million from Shares purchased by Authorized Participants and $21.1 million and $32.1 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2024 and 2023, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

DBP - For the Three Months Ended June 30, 2024
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Percentage Change
3/31/2024
6/30/2024
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

DBP - For the Six Months Ended June 30, 2024
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Percentage Change
12/31/2023
6/30/2024
Date
NAV
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2024	2023	2024	2023
DB Gold Indices	5.21%	(2.23)%	13.42%	5.81%
DB Silver Indices	18.20	(4.79)	23.12	(4.23)
AGGREGATE RETURNS	7.72%	(2.74)%	15.35%	3.72%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the three months ended June 30, 2024, the NYSE Arca market value of each Share increased from $53.46 per Share to $57.29 per Share. The Share price low and high for the three months ended June 30, 2024 and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $54.03 per Share (+1.08%) on April 1, 2024 and a high of $60.48 per Share (+13.14%) on May 21, 2024. The total return for the Fund on a market value basis was +7.17%.

Precious metals ended the second quarter of 2024 positive. Bullish drivers from the previous (central bank purchases, Asian consumer demand, Federal Reserve easing expectations and geopolitical uncertainty) continued to support gold, pushing front month prices to a new record high of over $2,400 in mid-May. However, the stall in Chinese central bank purchases and increased profit-taking did add some pressure. ETF investor demand for gold also turned more optimistic following declines since April 2022. That said, silver was the outperformer, with front month futures rallying 17% on robust solar, and recovering industrial demand, all amid forecasts for a fourth consecutive annual deficit. Finally, US election uncertainty was the new supportive driver for precious metals.

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

Precious metals posted a slightly negative second quarter of 2023 with front month gold and silver both ending below their 50- and 100-day moving averages. While both metals were higher in April leading up to the failure of First Republic Bank – the second largest default in US history and the third one since March 2023 – prices retreated in May and June amid reduced safe haven demand and continued pressure from the Federal Reserve. Not only did contagion fears from the banking sector turmoil dissipate but the US government was able to reach a deal in time to avert what would have been the first US debt ceiling default in history. Furthermore, while the market largely expected the Federal Reserve to ease interest rate hikes amid cooling inflation, their hawkish stance proved to be stickier than expected, only pausing in June while signaling more rate hikes to come. While strong central bank demand, especially from China, which increased its reserves for seven months in a row, provided some support, other bearish drivers still dominated.

Fund Share Net Asset Performance

For the three months ended June 30, 2024, the NAV of each Share increased from $53.39 per Share to $57.40 per Share. Rising commodity futures contracts prices for gold and silver during the three months ended June 30, 2024 contributed to an overall 6.29% increase in the level of the Index and to a 7.72% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +7.51%.

Net income (loss) for the three months ended June 30, 2024 was $10.9 million, primarily resulting from income of $2.0 million, from net realized gain (loss) of $1.4 million, net change in unrealized gain (loss) of $7.8 million and net operating expenses of $0.3 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the six months ended June 30, 2024, the NYSE Arca market value of each Share increased from $50.03 per Share to $57.29 per Share. The Share price low and high for the six months ended June 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $48.03 per Share (-4.00%) on February 14, 2024 and a high of $60.48 per Share (+20.90%) on May 21, 2024. The total return for the Fund on a market value basis was +14.51%.

Precious metals showed strong performance in the first half of 2024. In the first quarter, price gains were underpinned by expectations that the Federal Reserve would start easing interest rates imminently, strong central bank demand, robust Asian consumer demand, and the increased call for haven assets from the escalating conflicts. Front month prices broke past all-time highs, even surpassing levels during the COVID-19 pandemic. Silver also gained, riding the wave higher with industrial metals, though prices were further supported by robust solar, and expectations for a fourth consecutive annual deficit. While the bullion did face headwinds in the second quarter from the stall in Chinese central bank purchases and increased profit taking, the metal has managed to hold its ground, with its front month contract staying above the $2,300 threshold.

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

Precious metals ended the first half of 2023 slightly higher with gains in gold during the first quarter of 2023 holding up against losses in the second quarter. In March, gold prices had rallied sharply following the collapse of Silicon Valley Bank. Investors flocked to safe havens like the bullion in fear that a contagion effect could ripple through the US and even the global financial sector. Expectations that the Federal Reserve would start to soften its aggressive rate-hike policy also added some gains earlier in the first quarter, though that was fully reversed in February given more persistent than-expected inflation and a resilient US labor market. Then in the second quarter, both metals moved lower with front month prices ending below their 50- and 100-day moving averages. While both were higher in April leading up to the failure of First Republic Bank – the second largest default in US history and the third one since March 2023 – prices retreated in May and June amid reduced safe haven demand and continued pressure from the Federal Reserve. Not only did contagion fears from the banking sector turmoil dissipate but the US government was able to reach a deal in time, to avert what would have been the first US debt ceiling default in history. In addition to the bearish drivers for precious metals, silver was also pressured by the disappointing recovery in China. While strong central bank demand, especially from China, which increased its reserves for seven months in a row, provided some support, other bearish factors remained in control.

Fund Share Net Asset Performance

For the six months ended June 30, 2024, the NAV of each Share increased from $49.99 per Share to $57.40 per Share. Rising commodity futures contracts prices for gold and silver during the six months ended June 30, 2024 contributed to an overall 12.32% increase in the level of the Index and to a 15.35% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +14.82%.

Net income (loss) for the six months ended June 30, 2024 was $19.9 million, primarily resulting from income of $3.8 million, from net realized gain (loss) of $1.2 million, net change in unrealized gain (loss) of $15.4 million and net operating expenses of $0.5 million.

For the six months ended June 30, 2023, the NAV of each Share increased from $47.89 per Share to $49.40 per Share. Rising commodity futures contracts prices for gold and silver during the six months ended June 30, 2023 contributed to an overall 1.21% increase in the level of the Index and to a 3.72% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +3.15%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2024.

				For the Six Months Ended
				June 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$155,010,650	0.79%	$2,846,181	7

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$147,490,895	0.74%	$2,558,317	15

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

The following were the primary trading risk exposures of the Fund as of June 30, 2024 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2024 to April 30, 2024	200,000	$57.01
May 1, 2024 to May 31, 2024	—	—
June 1, 2024 to June 30, 2024	—	—
Total	200,000	$57.01

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – June 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - June 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended June 30, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Six Months Ended June 30, 2024 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Six Months Ended June 30, 2023 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Six Months Ended June 30, 2024 and 2023 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – June 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools