Form 10-Q
period 2024-09-30
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2024-11-07
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of outstanding Shares as of September 30, 2024: 2,800,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $54,525,533 and $53,793,547, respectively)	$54,578,037	$53,851,960
Affiliated investments, at value (cost $124,873,694 and $94,240,094, respectively)	124,913,694	94,268,880
Receivable for:
Dividends from affiliates	503,483	451,026
Total assets	$179,995,214	$148,571,866
Liabilities
Other Investments:
Variation margin payable- Commodity Futures Contracts	$879,810	$987,795
Payable for:
Management fees	99,574	88,174
Brokerage commissions and fees	4,998	5,002
Total liabilities	984,382	1,080,971
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	2,557	2,000
Shareholders' equity—Shares	179,008,275	147,488,895
Total shareholders' equity	179,010,832	147,490,895
Total liabilities and equity	$179,995,214	$148,571,866
General Shares outstanding	40	40
Shares outstanding	2,800,000	2,950,000
Net asset value per share	$63.93	$50.00
Market value per share	$63.76	$50.03

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

September 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 4.980% due November 29, 2024(b)	30.49%	$54,578,037	$55,000,000
Total United States Treasury Obligations (cost $54,525,533)	30.49%	$54,578,037
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074)(c)(d)	12.04%	$21,544,074	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.85% (cost $103,369,620)(c)(e)	57.74	103,369,620	103,369,620
Total Affiliated Investments (cost $124,873,694)	69.78%	$124,913,694
Total Investments in Securities (cost $179,399,227)	100.27%	$179,491,731
(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $24,807,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2J.
(e)
The rate shown is the 7-day SEC standardized yield as of September 30, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
COMEX Gold	536	December-2024	$142,543,840	$27,560,006	$27,560,006
COMEX Silver	231	December-2024	36,333,990	6,574,938	6,574,938
Total Commodity Futures Contracts				$34,134,944	$34,134,944

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income
Interest Income	$738,418	$814,991	$2,216,374	$2,023,331
Dividends from Affiliates	1,455,836	1,242,697	3,794,450	3,737,139
Total Income	2,194,254	2,057,688	6,010,824	5,760,470
Expenses
Management Fees	313,992	294,330	854,777	886,241
Brokerage Commissions and Fees	237	590	680	3,916
Interest Expense	18,039	6,703	39,092	22,667
Total Expenses	332,268	301,623	894,549	912,824
Less: Waivers	(24,783)	(23,290)	(65,652)	(72,935)
Net Expenses	307,485	278,333	828,897	839,889
Net Investment Income (Loss)	1,886,769	1,779,355	5,181,927	4,920,581
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Commodity Futures Contracts	838,655	2,426,852	2,053,871	5,154,177
Net Realized Gain (Loss)	838,655	2,426,852	2,053,871	5,154,177
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	34,309	(30,450)	(5,909)	3,269
Affiliated Investments	38,741	6,117	11,214	32,624
Commodity Futures Contracts	15,247,440	(9,509,639)	30,750,314	(11,801,279)
Net Change in Unrealized Gain (Loss)	15,320,490	(9,533,972)	30,755,619	(11,765,386)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	16,159,145	(7,107,120)	32,809,490	(6,611,209)
Net Income (Loss)	$18,045,914	$(5,327,765)	$37,991,417	$(1,690,628)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$2,296	2,700,000	$155,008,354	$155,010,650
Purchases of Shares			200,000	12,063,432	12,063,432
Redemption of Shares			(100,000)	(6,109,164)	(6,109,164)
Net Increase (Decrease) due to Share Transactions			100,000	5,954,268	5,954,268
Net Income (Loss)
Net Investment Income (Loss)		27		1,886,742	1,886,769
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		12		838,643	838,655
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		222		15,320,268	15,320,490
Net Income (Loss)		261		18,045,653	18,045,914
Net Change in Shareholders' Equity	—	261	100,000	23,999,921	24,000,182
Balance at September 30, 2024	40	$2,557	2,800,000	$179,008,275	$179,010,832

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$1,976	3,400,000	$167,954,400	$167,956,376
Purchases of Shares			100,000	4,990,635	4,990,635
Redemption of Shares			(650,000)	(32,221,103)	(32,221,103)
Net Increase (Decrease) due to Share Transactions			(550,000)	(27,230,468)	(27,230,468)
Net Income (Loss)
Net Investment Income (Loss)		(6)		1,779,361	1,779,355
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		4		2,426,848	2,426,852
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(74)		(9,533,898)	(9,533,972)
Net Income (Loss)		(76)		(5,327,689)	(5,327,765)
Net Change in Shareholders' Equity	—	(76)	(550,000)	(32,558,157)	(32,558,233)
Balance at September 30, 2023	40	$1,900	2,850,000	$135,396,243	$135,398,143

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$2,000	2,950,000	$147,488,895	$147,490,895
Purchases of Shares			350,000	20,780,047	20,780,047
Redemption of Shares			(500,000)	(27,251,527)	(27,251,527)
Net Increase (Decrease) due to Share Transactions			(150,000)	(6,471,480)	(6,471,480)
Net Income (Loss)
Net Investment Income (Loss)		76		5,181,851	5,181,927
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		30		2,053,841	2,053,871
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		451		30,755,168	30,755,619
Net Income (Loss)		557		37,990,860	37,991,417
Net Change in Shareholders' Equity	—	557	(150,000)	31,519,380	31,519,937
Balance at September 30, 2024	40	$2,557	2,800,000	$179,008,275	$179,010,832

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$1,916	2,300,000	$110,148,573	$110,150,489
Purchases of Shares			1,850,000	91,294,205	91,294,205
Redemption of Shares			(1,300,000)	(64,355,923)	(64,355,923)
Net Increase (Decrease) due to Share Transactions			550,000	26,938,282	26,938,282
Net Income (Loss)
Net Investment Income (Loss)		46		4,920,535	4,920,581
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		49		5,154,128	5,154,177
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(111)		(11,765,275)	(11,765,386)
Net Income (Loss)		(16)		(1,690,612)	(1,690,628)
Net Change in Shareholders' Equity	—	(16)	550,000	25,247,670	25,247,654
Balance at September 30, 2023	40	$1,900	2,850,000	$135,396,243	$135,398,143

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$37,991,417	$(1,690,628)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(53,554,555)	(122,686,452)
Proceeds from securities sold and matured	55,000,000	105,000,000
Cost of affiliated investments purchased	(148,349,665)	(194,846,313)
Proceeds from affiliated investments sold	117,716,065	187,702,912
Net accretion of discount on United States Treasury Obligations	(2,177,431)	(2,001,652)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(5,305)	(35,893)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	(107,985)	887,795
Dividends from affiliates	(52,457)	(159,252)
Management fees	11,400	17,295
Brokerage commissions and fees	(4)	(14)
Net cash provided by (used in) operating activities	6,471,480	(27,812,202)
Cash flows from financing activities:
Proceeds from purchases of Shares	20,780,047	91,294,205
Redemption of Shares	(27,251,527)	(64,355,923)
Net cash provided by (used in) financing activities	(6,471,480)	26,938,282
Net change in cash	—	(873,920)
Cash at beginning of period	—	873,920
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$39,092	$22,667

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and nine months ended September 30, 2024 and 2023.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2024 and 2023, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2021.

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

The Managing Owner waived fees of $24,783 and $65,652 for the three and nine months ended September 30, 2024, respectively. The Managing Owner waived fees of $23,290 and $72,935 for the three and nine months ended September 30, 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$54,578,037	$—	$54,578,037
Exchange-Traded Fund	21,544,074			21,544,074
Money Market Mutual Fund	103,369,620	—	—	103,369,620
Total Investments in Securities	124,913,694	54,578,037	—	179,491,731
Other Investments - Assets (a)
Commodity Futures Contracts	34,134,944	—	—	34,134,944
Total Investments	$159,048,638	$54,578,037	$—	$213,626,675

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$53,851,960	$—	$53,851,960
Exchange-Traded Fund	21,532,860	—	—	21,532,860
Money Market Mutual Fund	72,736,020	—	—	72,736,020
Total Investments in Securities	94,268,880	53,851,960	—	148,120,840
Other Investments - Assets (a)
Commodity Futures Contracts	3,571,650	—	—	3,571,650
Other Investments - Liabilities(a)
Commodity Futures Contracts	(187,020)	—	—	(187,020)
Total Other Investments	3,384,630	—	—	3,384,630
Total Investments	$97,653,510	$53,851,960	$—	$151,505,470

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$34,134,944	$—	$3,571,650	$(187,020)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$838,655	$2,426,852
	Net Change in Unrealized Gain (Loss)	15,247,440	(9,509,639)
Total		$16,086,095	$(7,082,787)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,053,871	$5,154,177
	Net Change in Unrealized Gain (Loss)	30,750,314	(11,801,279)
Total		$32,804,185	$(6,647,102)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average Notional Value	$166,108,104	$153,748,079	$152,015,969	$152,743,451

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2024.

	Value 06/30/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$21,505,333	$—	$—	$38,741	$—	$21,544,074	$280,429
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	78,856,729	62,924,041	(38,411,150)	—	—	103,369,620	1,175,407
Total	$100,362,062	$62,924,041	$(38,411,150)	$38,741	$—	$124,913,694	$1,455,836

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$21,532,860	$—	$—	$11,214	$—	$21,544,074	$824,767
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	72,736,020	148,349,665	(117,716,065)	—	—	103,369,620	2,969,683
Total	$94,268,880	$148,349,665	$(117,716,065)	$11,214	$—	$124,913,694	$3,794,450

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$21,505,333	$—	$—	$6,117	$—	$21,511,450	$266,489
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	86,258,671	26,862,084	(57,956,525)	—	—	55,164,230	976,208
Total	$107,764,004	$26,862,084	$(57,956,525)	$6,117	$—	$76,675,680	$1,242,697

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$21,478,826	$—	$—	$32,624	$—	$21,511,450	$708,903
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	48,020,829	194,846,313	(187,702,912)	—	—	55,164,230	3,028,236
Total	$69,499,655	$194,846,313	$(187,702,912)	$32,624	$—	$76,675,680	$3,737,139

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 50,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to one business day after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Creation Units are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to one business day after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$57.41	$49.40	$50.00	$47.89
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	5.84	(2.46)	12.03	(1.93)
Net investment income (loss) (b)	0.68	0.57	1.90	1.55
Net income (loss)	6.52	(1.89)	13.93	(0.38)
Net asset value per Share, end of period	$63.93	$47.51	$63.93	$47.51
Market value per Share, beginning of period (c)	$57.29	$49.35	$50.03	$48.00
Market value per Share, end of period (c)	$63.76	$47.45	$63.76	$47.45

Ratio to average Net Assets (d)
Net investment income (loss)	4.51%	4.54%	4.55%	4.15%
Expenses, after waivers	0.73%	0.71%	0.73%	0.71%
Expenses, prior to waivers	0.79%	0.77%	0.78%	0.77%
Total Return, at net asset value (e)	11.36%	(3.83)%	27.86%	(0.79)%
Total Return, at market value (e)	11.29%	(3.85)%	27.44%	(1.15)%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2024:

Index Commodity	Fund Weight (%)
Gold	79.72%
Silver	20.28
Closing Level as of September 30, 2024:	100.00%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 50,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $6.5 million and $(27.8) million for the nine months ended September 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2024, $53.6 million was paid to purchase United States Treasury Obligations and $55.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2023, $122.7 million was paid to purchase United States Treasury Obligations and $105.0 million was received from sales and maturing United States Treasury Obligations. $117.7 million was received from sales of affiliated investments and $148.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. $187.7 million was received from sales of affiliated investments and $194.8 million was paid to purchase affiliated investments during the nine months ended September 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(6.5) million and $26.9 million during the nine months ended September 30, 2024 and 2023, respectively. This included $20.8 million and $91.3 million from Shares purchased by Authorized Participants and $27.3 million and $64.4 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2024 and 2023, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

DBP - For the Three Months Ended September 30, 2024
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
6/30/2024
9/30/2024
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

DBP - For the Nine Months Ended September 30, 2024
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Percentage Change
12/31/2023
9/30/2024
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

Performance Summary

This Report covers the three and nine months ended September 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2024	2023	2024	2023
DB Gold Indices	12.95%	(3.89)%	28.11%	1.69%
DB Silver Indices	6.28	(2.48)	30.85	(6.61)
AGGREGATE RETURNS	11.53%	(3.62)%	28.66%	(0.03)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the three months ended September 30, 2024, the NYSE Arca market value of each Share increased from $57.29 per Share to $63.76 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $57.28 per Share (-0.03%) on August 7, 2024 and a high of $64.98 per Share (+13.41%) on September 26, 2024. The total return for the Fund on a market value basis was +11.29%.

Precious metals ended the third quarter of 2024 significantly higher, with gold continuing to break through its previous record highs. While markets have been speculating on the Federal Reserve’s easing of interest rates since the end of 2022, the central bank finally kicked off its rate-cutting cycle in September. Prices rallied leading into it, as Federal Reserve Chair Powell’s dovish comment at the Jackson Hole symposium mostly cemented the September 0.50% cut. In addition, a more sustained recovery of ETP and money manager flows also supported the bullish story. While not a huge impact, escalating geopolitical tensions in the Middle East likely also contributed to the gains.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2024, the NAV of each Share increased from $57.40 per Share to $63.93 per Share. Rising commodity futures contracts prices for gold and silver during the three months ended September 30, 2024 contributed to an overall 10.08% increase in the level of the Index and to a 11.53% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +11.38%.

Net income (loss) for the three months ended September 30, 2024 was $18.0 million, primarily resulting from income of $2.2 million, from net realized gain (loss) of $0.8 million, net change in unrealized gain (loss) of $15.3 million and net operating expenses of $0.3 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the nine months ended September 30, 2024, the NYSE Arca market value of each Share increased from $50.03 per Share to $63.76 per Share. The Share price low and high for the nine months ended September 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $48.03 per Share (-4.00%) on February 14, 2024 and a high of $64.98 per Share (+29.89%) on September 26, 2024. The total return for the Fund on a market value basis was +27.44%.

Precious metals showed strong performance in the first three quarters of 2024, with both gold and silver front month prices up around 30%. In the first quarter, price gains were underpinned by expectations that the Federal Reserve would start easing interest rates imminently, strong central bank demand, robust Asian consumer demand, and the increased call for haven assets from the escalating conflicts. Front month prices broke past all-time highs, even surpassing levels during the COVID-19 pandemic. Silver also gained, riding the wave higher with industrial metals, though prices were further supported by robust solar, and improving industrial demand amid expectations for a fourth consecutive annual deficit. While the bullion did face headwinds in the second quarter from the stall in Chinese central bank purchases and increased profit taking, the metal returned to strong gains in the third quarter with the Federal Reserve’s interest rate-cutting cycle finally underway and ETP demand coming back.

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

Precious metals ended the first three quarters of 2023 slightly lower with gains in gold from the first quarter failing to hold up against losses in the second and third quarter. In March, gold prices had rallied sharply following the collapse of Silicon Valley Bank. Investors flocked to safe havens like the bullion in fear that a contagion effect could ripple through the US and even global financial sector. Expectations that the Federal Reserve would start to soften its aggressive rate-hike policy also added some gains earlier in the first quarter, though that was fully reversed in February given continued inflation and a resilient US labor market. However, in the second quarter, both metals moved lower as contagion fears from the banking sector turmoil dissipated and the US government was able to reach a deal related to the debt ceiling, averting what would have been the first US debt ceiling default in history. Prices remained pressured in the third quarter as the Federal Reserve indicated that it would likely keep interest rates high for longer than the market expected and the US dollar held up.

Fund Share Net Asset Performance

For the nine months ended September 30, 2024, the NAV of each Share increased from $49.99 per Share to $63.93 per Share. Rising commodity futures contracts prices for gold and silver during the nine months ended September 30, 2024 contributed to an overall 23.64% increase in the level of the Index and to a 28.66% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +27.89%.

Net income (loss) for the nine months ended September 30, 2024 was $37.9 million, primarily resulting from income of $6.0 million, from net realized gain (loss) of $2.1 million, net change in unrealized gain (loss) of $30.8 million and net operating expenses of $0.8 million.

For the nine months ended September 30, 2023, the NAV of each Share decreased from $47.89 per Share to $47.51 per Share. Falling commodity futures contracts prices for gold and silver during the nine months ended September 30, 2023 contributed to an overall 3.76% increase in the level of the Index and to a 0.03% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -0.79%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2024.

				For the Nine Months Ended
				September 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$179,010,832	0.85%	$3,560,730	9

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$147,490,895	0.74%	$2,558,317	15

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

The following were the primary trading risk exposures of the Fund as of September 30, 2024 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	50,000	$58.55
August 1, 2024 to August 31, 2024	—	—
September 1, 2024 to September 30, 2024	50,000	63.63
Total	100,000	$61.09

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – September 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - September 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2024 and 2023 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – September 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools