Form 10-K
period 2024-12-31
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2025-02-26
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $154,683,000
Number of Common Units of Beneficial Interest outstanding as of January 31, 2025:2,500,000

i

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of December 31, 2024:

Index Commodity	Fund Weight (%)
Gold	80.94%
Silver	19.06
Closing Level as at December 31, 2024:	100.00%

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $6.00, $6.00 and $6.00 per round-turn trade1 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Distribution Services Agreement is terminable without penalty on 60 days' written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

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

ITEM 1A. RISK FACTORS.

An investment in Shares involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Report and the Fund’s prospectus dated August 26, 2024 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

Summary of Risk Factors

•
Past performance is not necessarily indicative of future results; all or substantially all of an investment in the Fund could be lost.
•
The Fund’s trading of futures contracts takes place in very volatile markets.
•
The Fund is subject to fees and expenses in the aggregate amount of approximately 0.76% per annum and will be successful only if its annual returns from futures trading, plus its annual Treasury Income, Money Market Income and T-Bill ETF Income, exceed such fees and expenses.
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

Hamas' attack against Israel in October 2023 and the ensuing conflict, have had, and may continue to have, an impact on certain commodities markets and commodity futures markets. While this impact has been particularly pronounced in energy markets (such as natural gas and oil), the conflict has also disrupted certain global shipping and trade routes, which may have wide ranging impacts across commodity markets. For example, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. As a result of these disruptions, companies have re-routed vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea. While a ceasefire agreement has been reached, there is no guarantee that the parties will continue to comply with the terms of the agreement and the agreement does not mean the conflict will be resolved. The possibility of a prolonged conflict between Hamas and Israel, and the potential escalation and/or expansion of the conflict in the surrounding areas and the involvement of other nations in such conflict, could further destabilize the Middle East region and introduce new uncertainties in global commodities markets, including, but not limited to, energy markets.

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

Pandemics and Other Public Health Emergencies, Could Disrupt the Global Economy and Adversely Impact the Fund’s Performance.

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Managing Owner and its service providers to operate. The COVID-19 pandemic or similar public health crises could adversely impact the Fund by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial market.

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

Trading Limitations Could Be Imposed on the Fund.

Market volatility and economic turbulence that occurred in 2020 led to FCMs increasing margin requirements for certain futures contracts. Some FCMs and futures exchanges may impose trading limitations, whether in the form of limits or prohibitions on trading certain futures contracts. If the Fund is subject to increased margin requirements, it will incur increased costs in achieving its investment objective. The Fund may not be able to achieve its investment objective if it becomes subject to heightened trading limitations.

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

Super contango exists when the futures contracts for the month next to occur (e.g., the April 2025 futures contract available in March 2025) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market. Should an Index Contract experience super contango, the drag on returns may be exacerbated and ripple effects may impact the performance of futures contracts with later delivery months.

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

Position Aggregation. In general, a trader is required by CFTC or exchange rules, as applicable, to aggregate all positions in accounts as to which the trader has 10% or greater ownership or control. CFTC and exchange rules, as applicable, provide exemptions from this requirement. For example, a trader is not required to aggregate positions in multiple accounts that it owns or controls if that trader is able to satisfy the requirements of an exemption from aggregation of those accounts.

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

You May Be Adversely Impacted by the Lack of Independent Advisers Representing Investors.

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

Although risks from cyber threats have not materially affected the Fund’s business strategy, results of operations or financial condition as of December 31, 2024, Invesco continues to closely monitor cyber risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks we face from cybersecurity threats, please see “Due to the Increased Use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks” in Item 1A. Risk Factors.

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

Holders

As of January 31, 2025, the Fund had 70 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a)
There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.
(b)
Not applicable.
(c)
Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2024 to October 31, 2024	100,000	$66.83
November 1, 2024 to November 30, 2024	—	$—
December 1, 2024 to December 31, 2024	350,000	$62.90
Total	450,000	$63.78

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

The Fund has not reached position limits with respect to the 2024 and 2023 reporting periods.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $28.0 million and $(26.7) million for the years ended December 31, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2024, $107.4 million was paid to purchase United States Treasury Obligations and $110.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2023, $176.2 million was paid to purchase United States Treasury Obligations and $165.0 million was received from sales and maturing United States Treasury Obligations. $223.5 million was received from sales of affiliated investments and $229.5 million was paid to purchase affiliated investments during the year ended December 31, 2024. $246.6 million was received from sales of affiliated investments and $271.3 million was paid to purchase affiliated investments during the year ended December 31, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(28.0) million and $25.9 million during the years ended December 31, 2024 and 2023, respectively. This included $33.8 million and $111.4 million from the sale of Shares to Authorized Participants and $56.0 million and $78.8 million from Shares redeemed by Authorized Participants during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, distributions paid to Shareholders were $6.8 million. During the year ended December 31, 2023, distributions paid to Shareholders were $6.7 million.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ER

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

DBP - For the Years Ended December 31, 2024
Percentage Change
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
12/31/2023
12/31/2024
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
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2024 and 2023. For performance discussion related to the year ended December 31, 2022, see the annual report for the year ended December 31, 2022 available at http://www.invesco.com/ETFs.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Years Ended December 31, 2024 and 2023” below provides an overview of the changes in the closing levels of DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Years Ended December 31, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Years Ended December 31,
Underlying Index	2024	2023
DB Gold Indices	28.81%	12.86%
DB Silver Indices	22.30	(0.37)
AGGREGATE RETURNS	27.52%	10.11%

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Fund Share Price Performance

For the year ended December 31, 2024, the NYSE Arca market value of each Share increased from $50.03 per Share to $60.62 per Share. The Share price low and high for the year ended December 31, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $48.03 per Share (-4.00%) on February 14, 2024, and a high of $67.85 per Share (+35.62%) on October 29, 2024. On December 27, 2024, the Fund paid a distribution of $2.55968 for each General Share and Share to holders of record as of December 23, 2024. Therefore, the total return for the Fund on a market value basis was +26.30%.

Precious metals posted very strong performance in 2024 with the Fund returning over 20%. In the first quarter, price gains were underpinned by expectations that the Federal Reserve would start easing interest rates imminently, strong central bank demand, robust Asian consumer demand, and the increased call for haven assets from escalating geopolitical conflicts. Front month prices broke past all-time highs, even surpassing levels during the COVID-19 pandemic. Silver also gained, riding the wave higher with industrial metals, though silver prices were further supported by robust solar, and improving industrial demand amid expectations for a fourth consecutive annual deficit. While the bullion did face headwinds in the second quarter from the stall in Chinese central bank purchases and increased profit taking, the metal returned to strong gains in the third quarter when the Federal Reserve’s rate-cutting cycle began and exchange-traded product demand returned. However, the sector did move lower to end the year on post-election profit taking, as some market participants purchased gold to weather US election uncertainty, which did not play out.

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

Fund Share Net Asset Performance

For the year ended December 31, 2024, the NAV of each Share increased from $49.99 per Share to $60.72 per Share. Rising commodity future contracts prices for gold and silver during the year ended December 31, 2024 contributing to an overall 21.16% increase in the level of the Index and to a 27.52% increase in the level of the DBIQ-OY Precious Metals TR™. On December 27, 2024, the Fund paid a distribution of $2.55968 for each General Share and Share to holders of record as of December 23, 2024. Therefore, the total return for the Fund on a NAV basis was +26.61%.

Net income (loss) for the year ended December 31, 2024 was $36.3 million, resulting from $8.1 million of income, net realized gains (losses) of $38.6 million, net change in unrealized gains (losses) of $(9.2) million and net operating expenses of $1.1 million.

For the year ended December 31, 2023, the NAV of each Share increased from $47.89 per Share to $49.99 per Share. Rising commodity future contracts prices for gold were partially offset by falling commodity future contracts prices for silver during the year ended December 31, 2023 contributed to an overall 4.60% increase in the level of the Index and to a 10.11% increase in the level of the DBIQ-OY Precious Metals TR™. On December 22, 2023, the Fund paid a distribution of $2.23426 for each General Share and Share to holders of record as of December 20, 2023. Therefore, the total return for the Fund on a NAV basis was +9.11%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$154,831,188	0.89%	$3,221,779	20

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$147,490,895	0.74%	$2,558,317	15

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

The following were the primary trading risk exposures of the Fund as of December 31, 2024 by Index Commodity:

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

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2024.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2024, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB Multi-Sector Commodity Trust) and Shareholders of Invesco DB Precious Metals Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB Precious Metals Fund (one of the funds constituting Invesco DB Multi-Sector Commodity Trust, hereafter referred to as the “Fund”) as of December 31, 2024 and 2023, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 25, 2025

We have served as the Fund’s auditor since 2013.

Invesco DB Precious Metals Fund

Statements of Financial Condition

December 31, 2024 and 2023

	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $54,014,758 and $53,793,547, respectively)	$54,072,308	$53,851,960
Affiliated investments, at value (cost $100,206,985 and $94,240,094, respectively)	100,234,751	94,268,880
Other investments:
Variation margin receivable- Commodity Futures Contracts	1,161,365	—
Receivable for:
Dividends from affiliates	422,759	451,026
Total assets	$155,891,183	$148,571,866
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$987,795
Payable for:
Due to custodian	957,105
Management fee	97,961	88,174
Brokerage commissions and fees	4,929	5,002
Total liabilities	1,059,995	1,080,971
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	2,429	2,000
Shareholders' equity—Shares	154,828,759	147,488,895
Total shareholders' equity	154,831,188	147,490,895
Total liabilities and equity	$155,891,183	$148,571,866

General Shares outstanding	40	40
Shares outstanding	2,550,000	2,950,000
Net asset value per share	$60.72	$50.00
Market value per share	$60.62	$50.03

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

December 31, 2024

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bill, 4.340% due May 29, 2025(b)	34.92%	$54,072,308	$55,000,000
Total United States Treasury Obligations (cost $54,014,758)	34.92%	$54,072,308
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074)(c)(d)	13.91%	$21,531,840	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.43% (cost $78,702,911)(c)(e)	50.83	78,702,911	78,702,911
Total Affiliated Investments (cost $100,206,985)	64.74%	$100,234,751
Total Investments in Securities (cost $154,221,743)	99.66%	$154,307,059

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $24,575,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
All or a portion of the value was pledged as collateral to cover margin requirements for open future contracts. See Note 2K.
(e)
The rate shown is the 7-day SEC standardized yield as of December 31, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(f)	Unrealized Appreciation (Depreciation)(f)
Long Futures Contracts
COMEX Gold	453	December-2025	$125,340,570	$(2,999,685)	$(2,999,685)
COMEX Silver	193	December-2025	29,504,875	(2,859,208)	(2,859,208)
Total Commodity Futures Contracts				$(5,858,893)	$(5,858,893)
(f)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

December 31, 2023

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bill, 5.240% due May 30, 2024 (b)	36.51%	$53,851,960	$55,000,000
Total United States Treasury Obligations (cost $53,793,547)	36.51%	$53,851,960
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074) (b)(c)	14.60%	$21,532,860	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.29% (cost $72,736,020) (b)(d)	49.32	72,736,020	72,736,020
Total Affiliated Investments (cost $94,240,094)	63.92%	$94,268,880
Total Investments in Securities (cost $148,033,641)	100.43%	$148,120,840

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
(d)
Effective after the close of markets on August 25, 2023, the fund’s name changed from Invesco Treasury Collateral ETF to Invesco Short Term Treasury ETF.
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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Income
Interest Income	$2,916,079	$2,778,371	$533,556
Dividends from Affiliates	5,184,488	4,909,542	814,462
Total Income	8,100,567	7,687,913	1,348,018
Expenses
Management Fee	1,184,098	1,155,514	791,919
Brokerage Commissions and Fees	5,468	10,084	31,778
Interest Expense	49,997	29,202	6,842
Total Expenses	1,239,563	1,194,800	830,539
Less: Waivers	(92,116)	(94,008)	(43,095)
Net Expenses	1,147,447	1,100,792	787,444
Net Investment Income (Loss)	6,953,120	6,587,121	560,574
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	63	—
Affiliated Investments	—	—	(25,189)
Commodity Futures Contracts	38,573,595	7,541,558	(12,223,418)
Net Realized Gain (Loss)	38,573,595	7,541,621	(12,248,607)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(863)	47,154	12,095
Affiliated Investments	(1,020)	54,034	13,199
Commodity Futures Contracts	(9,243,523)	(2,765,154)	8,296,896
Net Change in Unrealized Gain (Loss)	(9,245,406)	(2,663,966)	8,322,190
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	29,328,189	4,877,655	(3,926,417)
Net Income (Loss)	$36,281,309	$11,464,776	$(3,365,843)

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2024

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$2,000	2,950,000	$147,488,895	$147,490,895
Purchases of Shares			550,000	33,792,953	33,792,953
Redemption of Shares			(950,000)	(55,950,715)	(55,950,715)
Net Increase (Decrease) due to Share Transactions			(400,000)	(22,157,762)	(22,157,762)
Return of Capital Distributions		(102)		(6,783,152)	(6,783,254)
Net Income (Loss)
Net Investment Income (Loss)		104		6,953,016	6,953,120
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		561		38,573,034	38,573,595
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(134)		(9,245,272)	(9,245,406)
Net Income (Loss)		531		36,280,778	36,281,309
Net Change in Shareholders' Equity	—	429	(400,000)	7,339,864	7,340,293
Balance at December 31, 2024	40	$2,429	2,550,000	$154,828,759	$154,831,188

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

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$36,281,309	$11,464,776	$(3,365,843)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(107,354,424)	(176,229,440)	(94,296,203)
Proceeds from securities sold and matured	110,000,000	165,000,064	87,001,400
Cost of affiliated investments purchased	(229,512,657)	(271,278,307)	(234,859,721)
Proceeds from affiliated investments sold	223,545,766	246,563,115	244,587,227
Net accretion of discount on United States Treasury Obligations	(2,866,787)	(2,748,922)	(522,878)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(63)	25,189
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	1,883	(101,188)	(25,294)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(2,149,160)	806,575	1,173,420
Cash due from broker	—	—	497,255
Dividends from affiliates	28,267	(248,951)	(200,625)
Management fee	9,787	22,793	(4,439)
Brokerage commissions and fees	(73)	(2)	2
Net cash provided by (used for) operating activities	27,983,911	(26,749,550)	9,490
Cash flows from financing activities:
Distributions paid to shareholders	(6,783,254)	(6,702,869)	(500,466)
Proceeds from purchases of Shares	33,792,953	111,403,530	48,127,811
Redemption of Shares	(55,950,715)	(78,825,031)	(46,762,915)
Increase (Decrease) in payable for amount due to custodian	957,105	—	—
Net cash provided by (used for) financing activities	(27,983,911)	25,875,630	864,430
Net change in cash	—	(873,920)	873,920
Cash at beginning of period	—	873,920	—
Cash at end of period	$—	$—	$873,920
Supplemental disclosure of cash flow information
Cash paid for interest	$49,997	$29,202	$6,842

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Financial Statements

December 31, 2024

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2024, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

C.
Segment Reporting

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), with the intent of improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole thereby enabling better understanding of how an entity's segments impact overall performance. The Fund represents a single operating segment. Subject to the oversight and, when applicable, approval of the Board of Managers, the Fund's Managing Owner acts as the Fund's chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Fund. The CODM monitors the operating results as a whole and the Fund's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Fund's financial statements. Adoption of the new standard impacted the Fund's financial statement note disclosures only and did not affect the Fund's financial position or the results of its operations.

D.
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

E.
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

F.
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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. A distribution for the year ended December 31, 2024 was paid on December 27, 2024 to holders of record as of December 23, 2024 at a rate of $2.55968 for each General Share and Share for a total distribution of $102 to General Shares and $6,783,152 to Shares.

The table below shows distributions per General Share and Share in total for the years presented:

	For the Years Ended December 31,
	2024	2023	2022
Distributions per General Share	$2.55968	$2.23426	$0.21759
Distributions per Share	$2.55968	$2.23426	$0.21759
Distributions paid to General Shares	$102	$89	$9
Distributions paid to Shares	$6,783,152	$6,702,780	$500,457

G.
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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2024, 2023 and 2022 the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00, $6.00 and $6.00 per round-turn trade for the years ended December 31, 2024, 2023 and 2022, respectively.

J.
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

K.
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

The Managing Owner waived fees of $92,116, $94,008 and $43,095 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2024 and 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in the Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$54,072,308	$—	$54,072,308
Exchange-Traded Fund	21,531,840			21,531,840
Money Market Mutual Fund	78,702,911	—	—	78,702,911
Total Investments in Securities	100,234,751	54,072,308	—	154,307,059
Other Investments - Liabilities (a)
Commodity Futures Contracts	(5,858,893)	—	—	(5,858,893)
Total Investments	$94,375,858	$54,072,308	$—	$148,448,166

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$53,851,960	$—	$53,851,960
Exchange-Traded Fund	21,532,860	—	—	21,532,860
Money Market Mutual Fund	72,736,020	—	—	72,736,020
Total Investments in Securities	94,268,880	53,851,960	—	148,120,840
Other Investments - Assets (a)
Commodity Futures Contracts	3,571,650	—	—	3,571,650
Other Investments - Liabilities (a)
Commodity Futures Contracts	(187,020)	—	—	(187,020)
Total Other Investments	3,384,630	—	—	3,384,630
Total Investments	$97,653,510	$53,851,960	$—	$151,505,470

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$—	$(5,858,893)	$3,571,650	$(187,020)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2024 and December 31, 2023 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$38,573,595	$7,541,558	$(12,223,418)
	Net Change in Unrealized Gain (Loss)	(9,243,523)	(2,765,154)	8,296,896
Total		$29,330,072	$4,776,404	$(3,926,522)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2024	2023	2022
Average Notional Value	$156,166,473	$151,038,898	$105,202,792

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2024	Dividend Income
Invesco Short Term Treasury ETF	$21,532,860	$—	$—	$(1,020)	$—	$21,531,840	$1,074,086
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	72,736,020	229,512,657	(223,545,766)	—	—	78,702,911	4,110,402
Total	$94,268,880	$229,512,657	$(223,545,766)	$(1,020)	$—	$100,234,751	$5,184,488

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2023	Dividend Income
Invesco Treasury Collateral ETF	$21,478,826	$—	$—	$54,034	$—	$21,532,860	$997,069
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	48,020,829	271,278,306	(246,563,115)	—	—	72,736,020	3,912,473
Total	$69,499,655	$271,278,306	$(246,563,115)	$54,034	$—	$94,268,880	$4,909,542

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$11,439,187	$15,049,892	$(4,998,263)	$13,199	$(25,189)	$21,478,826	$98,592
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	67,799,964	219,809,829	(239,588,964)	—	—	48,020,829	715,870
Total	$79,239,151	$234,859,721	$(244,587,227)	$13,199	$(25,189)	$69,499,655	$814,462

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2024, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2024	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$50.00	$47.89	$48.98
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	10.73	2.21	(1.12)
Net investment income (loss) (b)	2.55	2.13	0.25
Net income (loss)	13.28	4.34	(0.87)
Less:
Return of capital distributions	(2.56)	(2.23)	(0.22)
Net asset value per Share, end of period	$60.72	$50.00	$47.89
Market value per Share, beginning of period (c)	$50.03	$48.00	$49.02
Market value per Share, end of period (c)	$60.62	$50.03	$48.00

Ratio to average Net Assets
Net investment income (loss)	4.40%	4.26%	0.53%
Expenses, after waivers	0.73%	0.71%	0.74%
Expenses, prior to waivers	0.79%	0.77%	0.79%
Total Return, at net asset value (d)	26.58%	9.11%	(1.77)%
Total Return, at market value (d)	26.30%	8.95%	(1.62)%

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

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2024. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2024, as stated in their report on page 36 of this Form 10-K.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

A person is a principal of a CFTC registrant based on the person’s role or position with a registrant, ability to control a registrant’s business activities or ownership or financial stake in a registrant. As of December 31, 2024, the following principals serve in the below capacities on behalf of the Managing Owner and, unless otherwise indicated, are not executive officers of the Fund:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
Melanie Ringold[1]	Board of Managers
David Hemming	Vice President, Head of Alternatives Portfolio Management

1.
Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Fund.

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan and Krugman and Ms. Ringold.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan and Krugman and Ms Ringold. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund’s financial statements, the Fund's compliance with legal and regulatory requirements, the qualifications and independence of the Fund’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Brian Hartigan(46) has been Chief Executive Officer of the Managing Owner since November 2023. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Hartigan has been a Member of the Board of Managers of the Managing Owner since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (44) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman(47) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of

Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Terry Vacheron CPA (60) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Managing Owner and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Managing Owner and Invesco Advisers Inc., a registered investment adviser affiliated with the Managing Owner, on June 29, 2022.

Kelli Gallegos(54) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars(48) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

Melanie Ringold (48) has been a Member of the Board of Managers of the Sponsor since July 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change Committee. Ms. Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Sponsor on July 31, 2024.

David Hemming (43) joined the Managing Owner in September 2016 as a Senior Portfolio Manager and has been Head of Alternatives Portfolio Management since November 2020, and a Vice President of the Managing Owner since November 2024. In these roles, Mr. Hemming manages a team of two other portfolio managers and is responsible for portfolio management processes for over 20 commodity and alternatives-based registered investment companies and other pooled investment vehicles managed by the Managing Owner. He is a graduate of University of St. Andrews (Scotland), with an MA (honours) in Economics and International relations, and City University Business School, with a MSc in Investment Management. Mr. Hemming was listed as a principal of the Managing Owner on November 6, 2024, and he was registered as associated person and swap associated person the Managing Owner on April 19, 2017, and April 26, 2017, respectively.

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

Insider Trading Policy

The Managing Owner has adopted an Insider Trading Policy, which applies to all of its employees and itself. The Insider Trading Policy operates in concert with the Code of Ethics and Personal Trading Policy for North America (collectively, the “Trading Policies”). The Managing Owner believes that the Trading Policies are reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Fund, as well as the applicable rules and regulations of the Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The Fund has no employees, officers or directors. The Managing Owner receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily NAV of the Fund at the end of each month.

For the year ended December 31, 2024, the Fund incurred Management Fees of $1,184,098 of which $1,086,137 had been paid at December 31, 2024. Management Fees of $97,961 were unpaid at December 31, 2024 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2024, the Fund incurred brokerage commissions of $5,468 of which $539 had been paid at December 31, 2024. Brokerage commissions of $4,929 were unpaid at December 31, 2024 and are reported as a liability on the Statements of Financial Condition.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2025, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2024 and 2023.

	Fiscal Years Ended December 31,
	2024	2023
Audit Fees	$88,930	$85,510
Audit-Related Fees (1)	10,250	—
Tax Fees (2)	77,841	56,734
All Other Fees	—	—
Total	$177,021	$142,244

(1)
Audit-Related Fees for fiscal year ended December 31, 2024 include fees billed for reviewing regulatory filings.
(2)
Tax Fees for the fiscal years ended December 31, 2024 and 2023 include fees billed for preparing tax forms.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.2.1	Amendment to Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Escrow Agreement [6]

10.2	Form of Customer Agreement [7]

10.3	Form of Administration Agreement [8]

10.4	Form of Global Custody Agreement [8]

10.5	Form of Transfer Agency and Service Agreement [9]

10.6	Distribution Services Agreement [10]

19.1	Insider Trading Policies and Procedures (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Policy Relating to Recovery of Erroneously Awarded Compensation[11]

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – December 31, 2024 and December 31, 2023, (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2024, (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2023, (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – Years Ended December 31, 2024, 2023 and 2022, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – Year Ended December 31, 2024, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – Year Ended December 31, 2023, (vii) the Statement of Changes in Shareholders’ Equity of

Invesco DB Precious Metals Fund – Year Ended December 31, 2022, (viii) the Statements of Cash Flows of Invesco DB Precious Metals Fund – Years Ended December 31, 2024, 2023, and 2022, and (ix) Notes to Financial Statements of Invesco DB Precious Metals Fund

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL

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
6.
Previously filed as an exhibit to Form 8-K on January 27, 2006 to a Registration Statement on Form S-1 on December 21, 2005 and incorporated herein by reference.
7.
Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.
8.
Previously filed as an exhibit to Form 8-K on October 1, 2019 and incorporated herein by reference.
9.
Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on December 14, 2006 and incorporated herein by reference.
10.
Previously filed as an exhibit to Form 8-K on May 19, 2020 and incorporated herein by reference.
11.
Previously filed as an exhibit to Form 10-K on February 23, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 25, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 25, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 25, 2025

/s/ MELANIE RINGOLD Melanie Ringold	Manager	February 25, 2025

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.