Form 10-Q
period 2025-03-31
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2025-05-08
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of outstanding Shares as of March 31, 2025: 2,850,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

March 31, 2025 and December 31, 2024

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $54,609,639 and $54,014,758, respectively)	$54,624,971	$54,072,308
Affiliated investments, at value (cost $118,917,121 and $100,206,985, respectively)	118,931,634	100,234,751
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	1,161,365
Deposit with Commodity Broker	29,425,217	—
Receivable for:
Dividends from affiliates	306,443	422,759
Total assets	$203,288,265	$155,891,183
Liabilities
Payable for:
Due to Custodian	$—	$957,105
Management fees	107,193	97,961
Brokerage commissions and fees	4,979	4,929
Total liabilities	112,172	1,059,995
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	2,852	2,429
Shareholders' equity—Shares	203,173,241	154,828,759
Total shareholders' equity	203,176,093	154,831,188
Total liabilities and equity	$203,288,265	$155,891,183
General Shares outstanding	40	40
Shares outstanding	2,850,000	2,550,000
Net asset value per share	$71.29	$60.72
Market value per share	$71.51	$60.62

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

March 31, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 4.195% due May 29, 2025	26.88%	$54,624,971	$55,000,000
Total United States Treasury Obligations (cost $54,609,639)	26.88%	$54,624,971
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074)(b)(c)	10.59%	$21,518,587	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.29% (cost $97,413,047)(b)(d)	47.95	97,413,047	97,413,047
Total Affiliated Investments (cost $118,917,121)	58.54%	$118,931,634
Total Investments in Securities (cost $173,526,760)	85.42%	$173,556,605
(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(c)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2K.
(d)
The rate shown is the 7-day SEC standardized yield as of March 31, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
COMEX Gold	510	December-2025	$164,378,100	$17,770,279	$17,770,279
COMEX Silver	217	December-2025	38,628,170	2,041,566	2,041,566
Total Commodity Futures Contracts				$19,811,845	$19,811,845

(e)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

December 31, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bill, 4.340% due May 29, 2025(b)	34.92%	$54,072,308	$55,000,000
Total United States Treasury Obligations (cost $54,014,758)	34.92%	$54,072,308
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074)(c)(d)	13.91%	$21,531,840	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.43% (cost $78,702,911)(c)(e)	50.83	78,702,911	78,702,911
Total Affiliated Investments (cost $100,206,985)	64.74%	100,234,751
Total Investments in Securities (cost $154,221,743)	99.66%	$154,307,059
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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Income
Interest Income	$789,285	$732,322
Dividends from Affiliates	948,988	1,107,497
Total Income	1,738,273	1,839,819
Expenses
Management Fees	313,356	260,985
Brokerage Commissions and Fees	411	150
Interest Expense	5,419	7,487
Total Expenses	319,186	268,622
Less: Waivers	(19,536)	(20,053)
Net Expenses	299,650	248,569
Net Investment Income (Loss)	1,438,623	1,591,250
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Commodity Futures Contracts	291,882	(153,941)
Net Realized Gain (Loss)	291,882	(153,941)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(42,218)	(51,380)
Affiliated Investments	(13,253)	(27,527)
Commodity Futures Contracts	25,670,738	7,725,986
Net Change in Unrealized Gain (Loss)	25,615,267	7,647,079
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	25,907,149	7,493,138
Net Income (Loss)	$27,345,772	$9,084,388

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$2,429	2,550,000	$154,828,759	$154,831,188
Purchases of Shares			400,000	27,711,116	27,711,116
Redemption of Shares			(100,000)	(6,711,983)	(6,711,983)
Net Increase (Decrease) due to Share Transactions			300,000	20,999,133	20,999,133
Net Income (Loss)
Net Investment Income (Loss)		22		1,438,601	1,438,623
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		5		291,877	291,882
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		396		25,614,871	25,615,267
Net Income (Loss)		423		27,345,349	27,345,772
Net Change in Shareholders' Equity	—	423	300,000	48,344,482	48,344,905
Balance at March 31, 2025	40	$2,852	2,850,000	$203,173,241	$203,176,093

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$2,000	2,950,000	$147,488,895	$147,490,895
Purchases of Shares			—	—	—
Redemption of Shares			(200,000)	(9,740,653)	(9,740,653)
Net Increase (Decrease) due to Share Transactions			(200,000)	(9,740,653)	(9,740,653)
Net Income (Loss)
Net Investment Income (Loss)		24		1,591,226	1,591,250
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(2)		(153,939)	(153,941)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		114		7,646,965	7,647,079
Net Income (Loss)		136		9,084,252	9,084,388
Net Change in Shareholders' Equity	—	136	(200,000)	(656,401)	(656,265)
Balance at March 31, 2024	40	$2,136	2,750,000	$146,832,494	$146,834,630

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$27,345,772	$9,084,388
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	—
Proceeds from securities sold and matured	—	—
Cost of affiliated investments purchased	(50,338,054)	(26,802,036)
Proceeds from affiliated investments sold	31,627,918	30,604,501
Net accretion of discount on United States Treasury Obligations	(594,881)	(725,515)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	55,471	78,907
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	1,161,365	(2,562,235)
Dividends from affiliates	116,316	66,833
Management fees	9,232	(4,176)
Brokerage commissions and fees	50	(14)
Deposit with Commodity Broker	(29,425,217)	—
Net cash provided by (used in) operating activities	(20,042,028)	9,740,653
Cash flows from financing activities:
Proceeds from purchases of Shares	27,711,116	—
Redemption of Shares	(6,711,983)	(9,740,653)
Increase (decrease) in payable for amount due to custodian	(957,105)	—
Net cash provided by (used in) financing activities	20,042,028	(9,740,653)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$5,419	$7,487

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

March 31, 2025

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

No distributions were declared for the three months ended March 31, 2025 and 2024.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2025 and 2024, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three months ended March 31, 2025 and 2024, respectively.

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

K.
Commodity Futures Contracts

The Fund utilizes derivative instruments to achieve its investment objective. A commodity futures contract is an agreement between counterparties to purchase or sell a specified underlying commodity for a specified price, or to pay or receive a cash amount based on the value of an index or other reference instrument, at a future date. Initial margin deposits required upon entering into futures contracts are satisfied by the segregation of specific securities or cash as collateral with the Commodity Broker. During the period that the commodity futures contracts are open, changes in the value of the contracts are recognized as unrealized gains or losses by recalculating the value of the contracts on a daily basis. Subsequent or variation margin payments can be received or made depending upon whether unrealized gains or losses are incurred. These amounts, if any, are reflected as a receivable or payable on the Statements of Financial Condition. Otherwise, the variation margin excess or deficit can be netted with cash held at the Commodity Broker. These amounts, if any, are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. When the contracts are closed or expire, the Fund recognizes a realized gain or loss equal to the difference between the proceeds from, or cost of, the closing transaction and the Fund’s basis in the contract. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

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

The Managing Owner waived fees of $19,536 and $20,053 for the three months ended March 31, 2025 and 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of March 31, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

The Fund may deposit cash, United States Treasury Obligations, T-Bill ETFs and money market mutual funds with the Commodity Broker as margin, to the extent permissible under CFTC rules. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations and/or cash with the Commodity Broker. The Fund may utilize excess cash or otherwise transfer cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.

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

The following is a summary of the tiered valuation input levels as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$54,624,971	$—	$54,624,971
Exchange-Traded Fund	21,518,587			21,518,587
Money Market Mutual Fund	97,413,047	—	—	97,413,047
Total Investments in Securities	118,931,634	54,624,971	—	173,556,605
Other Investments - Assets (a)
Commodity Futures Contracts	19,811,845	—	—	19,811,845
Total Investments	$138,743,479	$54,624,971	$—	$193,368,450

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$54,072,308	$—	$54,072,308
Exchange-Traded Fund	21,531,840	—	—	21,531,840
Money Market Mutual Fund	78,702,911	—	—	78,702,911
Total Investments in Securities	100,234,751	54,072,308	—	154,307,059
Other Investments - Liabilities(a)
Commodity Futures Contracts	(5,858,893)	—	—	(5,858,893)
Total Investments	$94,375,858	$54,072,308	$—	$148,448,166

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$19,811,845	$—	$—	$(5,858,893)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$291,882	$(153,941)
	Net Change in Unrealized Gain (Loss)	25,670,738	7,725,986
Total		$25,962,620	$7,572,045

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2025	2024
Average Notional Value	$171,462,964	$141,112,281

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2025.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2025	Dividend Income
Invesco Short Term Treasury ETF	$21,531,840	$—	$—	$(13,253)	$—	$21,518,587	$231,100
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	78,702,911	50,338,054	(31,627,918)	—	—	97,413,047	717,888
Total	$100,234,751	$50,338,054	$(31,627,918)	$(13,253)	$—	$118,931,634	$948,988

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2024	Dividend Income
Invesco Short Term Treasury ETF	$21,532,860	$—	$—	$(27,527)	$—	$21,505,333	$276,576
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	72,736,020	26,802,036	(30,604,501)	—	—	68,933,555	830,921
Total	$94,268,880	$26,802,036	$(30,604,501)	$(27,527)	$—	$90,438,888	$1,107,497

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$60.72	$50.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	10.01	2.82
Net investment income (loss) (b)	0.56	0.57
Net income (loss)	10.57	3.39
Net asset value per Share, end of period	$71.29	$53.39
Market value per Share, beginning of period (c)	$60.62	$50.03
Market value per Share, end of period (c)	$71.51	$53.46

Ratio to average Net Assets (d)
Net investment income (loss)	3.44%	4.57%
Expenses, after waivers	0.72%	0.71%
Expenses, prior to waivers	0.76%	0.77%
Total Return, at net asset value (e)	17.41%	6.78%
Total Return, at market value (e)	17.96%	6.86%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, together with the modified risk factor included in Item 1A of this Report, as well as the following:

•
Risks related to market volatility and fluctuations in the price of assets held by the Fund, including as a result of global trade, macroeconomic events, the imposition of trading limitations or trading halts, and the potential loss of investment;
•
Risks that the market price of Shares will not correspond to NAV;
•
Risks related to market competition;
•
Risks related to the market conditions unique to futures contracts;
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflict, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Fund also holds United States Treasury Obligations, T-Bill ETFs and cash, if any, for deposit with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin, to the extent permissible under CFTC rules and United States Treasury Obligations, cash, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, on deposit with The Bank of New York Mellon (the “Custodian”), for cash management purposes. The aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value (“NAV”) of the Fund, as opposed to the aggregate Index value.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2025:

Index Commodity	Fund Weight (%)
Gold	80.95%
Silver	19.05
Closing Level as of March 31, 2025:	100.00%

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, is designed to disperse and mitigate the credit risk posed by any other member. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund's offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodity futures trading. A significant portion of the NAV may be held in United States Treasury Obligations or cash, which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, if any, which may be used for cash management purposes. The amount of cash and/or United States Treasury Obligations on deposit with the Commodity Broker may exceed the amount of margin required to be on deposit, depending on market conditions and comparative yields available from United States Treasury Obligations, money market funds, T-Bill ETFs and cash held on deposit with Commodity Broker. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(20.0) million and $9.7 million for the three months ended March 31, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2025, $0 was paid to purchase United States Treasury Obligations and $0 was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2024, $0 was paid to purchase United States Treasury Obligations and $0 was received from sales and maturing United States Treasury Obligations. $31.6 million was received from sales of affiliated investments and $50.3 million was paid to purchase affiliated investments during the three months ended March 31, 2025. $30.6 million was received from sales of affiliated investments and $26.8 million was paid to purchase affiliated investments during the three months ended March 31, 2024. During the three months ended March 31, 2025, net deposits to/from the Commodity Broker was $29.4 million. There were no net deposits to/from the Commodity Broker during the three months ended March 31, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $20.0 million and $(9.7) million during the three months ended March 31, 2025 and 2024, respectively. This included $27.7 million and $0.0 million from Shares purchased by Authorized Participants and $6.7 million and $9.7 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

DBP - For the Three Months Ended March 31, 2025
20.00%
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Percentage Change
12/31/2024
3/31/2025
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

Performance Summary

This Report covers the three months ended March 31, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended
	March 31,
Underlying Index	2025	2024
DB Gold Indices	17.73%	7.80%
DB Silver Indices	17.68	4.16
AGGREGATE RETURNS	17.71%	7.09%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

For the three months ended March 31, 2025, the NYSE Arca market value of each Share increased from $60.62 per Share to $71.51 per Share. The Share price low and high for the three months ended March 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $61.04 per Share (+0.69%) on January 6, 2025 and a high of $71.51 per Share (+17.96%) on March 31, 2025. The total return for the Fund on a market value basis was +17.96%.

Precious metals saw strong positive performance in the first quarter of 2025 with both gold and silver posting front month gains of nearly 20%. Gold repeatedly broke all-time highs above $3,000/oz as the Federal Reserve elected to keep rates unchanged and investors flocked to safe haven assets in the wake of the global tariff/ trade war. Other longtime factors like central bank purchases amid persistent de-dollarization efforts and robust ETF investor demand also contributed to positive performance. In addition to the tailwinds from precious metals, silver was also supported by positive drivers in industrial metals, including Chinese stimulus optimism in January, general strengthening in global manufacturing, and frontloading demand in anticipation of tariffs.

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

Precious metals, especially gold, performed strongly in the first quarter of 2024, underpinned by expectations that the Federal Reserve would start easing interest rates imminently, strong central bank demand, robust Asian consumer demand, and increased haven demand from the escalating conflicts. Front month prices broke past all-time highs, even surpassing levels during the COVID- 19 pandemic. Silver also gained, further supported by the bullish fundamentals in industrial metals.

Fund Share Net Asset Performance

For the three months ended March 31, 2025, the NAV of each Share increased from $60.72 per Share to $71.29 per Share. Rising commodity futures contracts prices for gold and silver during the three months ended March 31, 2025 contributed to an overall 16.48% increase in the level of the Index and to a 17.71% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +17.41%.

Net income (loss) for the three months ended March 31, 2025 was $27.3 million, primarily resulting from income of $1.7 million, from net realized gain (loss) of $0.3 million, net change in unrealized gain (loss) of $25.6 million and net operating expenses of $0.3 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the U.S. dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2025.

				For the Three Months Ended
				March 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$203,176,093	0.92%	$4,353,982	0

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$154,831,188	0.89%	$3,221,779	20

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

The following were the primary trading risk exposures of the Fund as of March 31, 2025 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed February 26, 2025.

The Effect of Market Disruptions and Government Interventions Are Unpredictable and May Have an Adverse Effect on the Value of Your Shares.

The commodity futures markets may be subject to temporary distortions due to various factors, including, among others, lack of liquidity, congestion, disorderly closing periods, manipulation and disruptive conduct, limitations on deliverable supplies, excessive speculation, changes in trade regulation or economic sanctions, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God.

Certain changes in the U.S. economy in particular, such as when the U.S. economy weakens or when its financial markets decline, may have a material adverse effect on global financial markets as a whole. Increasingly strained relations between the U.S. and foreign countries, including as a result of economic sanctions and tariffs, may also adversely affect commodities futures markets. A decrease in U.S. imports or exports, changes in trade regulations, including the threat or actual imposition of tariffs, trade wars or other economic sanctions on traditional allies or adversaries and their responses thereto, inflation, and/or an economic recession in the U.S. may have a material adverse affect on the U.S. economy, global financial markets as a whole and the commodities markets to which the Fund has exposure. Proposed and adopted policy and legislative actions in the U.S. may impact many aspects of financial and other regulations and may have a significant effect, including potentially adversely, on U.S. markets generally. The continued maintenance of elevated debt levels by the U.S. government as projected by governmental agencies and non-governmental organizations, or the imposition of U.S. austerity measures, could potentially constrain future economic growth and the ability to effectively respond to economic downturns. If these trends were to continue, they could adversely impact the U.S. economy, global financial markets as a whole and the commodities futures markets in particular.

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

The financing available to market participants is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the affected market participants, including the Fund and its Shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2025 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2025 to January 31, 2025	50,000	$63.88
February 1, 2025 to February 28, 2025	—	—
March 1, 2025 to March 31, 2025	50,000	70.36
Total	100,000	$67.12

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – March 31, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - March 31, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three Months Ended March 31, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended March 31, 2025 and 2024 (Unaudited), (vi) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Three Months Ended March 31, 2025 and 2024 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – March 31, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 7, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 7, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools