Form 10-Q
period 2025-06-30
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2025-08-07
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of outstanding Shares as of June 30, 2025: 2,500,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $54,014,758, respectively)	$—	$54,072,308
Affiliated investments, at value (cost $149,652,607 and $100,206,985, respectively)	149,668,139	100,234,751
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	1,161,365
Deposit with Commodity Broker	37,150,427	—
Receivable for:
Dividends from affiliates	517,658	422,759
Total assets	$187,336,224	$155,891,183
Liabilities
Payable for:
Investments purchased	$74,318	$—
Due to Custodian	—	957,105
Management fees	212,715	97,961
Brokerage commissions and fees	4,979	4,929
Total liabilities	292,012	1,059,995
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	2,993	2,429
Shareholders' equity—Shares	187,041,219	154,828,759
Total shareholders' equity	187,044,212	154,831,188
Total liabilities and equity	$187,336,224	$155,891,183
General Shares outstanding	40	40
Shares outstanding	2,500,000	2,550,000
Net asset value per share	$74.82	$60.72
Market value per share	$75.14	$60.62

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

June 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074)(a)(b)	11.51%	$21,519,606	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.26% (cost $128,148,533)(a)(c)	68.51	128,148,533	128,148,533
Total Affiliated Investments (cost $149,652,607)	80.02%	$149,668,139
Total Investments in Securities (cost $149,652,607)	80.02%	$149,668,139

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2K.
(c)
The rate shown is the 7-day SEC standardized yield as of June 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Gold	451	December-2025	$151,666,790	$20,910,944	$20,910,944
COMEX Silver	192	December-2025	35,149,440	2,859,664	2,859,664
Total Commodity Futures Contracts				$23,770,608	$23,770,608

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income
Interest Income	$692,225	$745,634	$1,481,510	$1,477,956
Dividends from Affiliates	1,218,790	1,231,117	2,167,778	2,338,614
Total Income	1,911,015	1,976,751	3,649,288	3,816,570
Expenses
Management Fees	349,211	279,800	662,567	540,785
Brokerage Commissions and Fees	393	293	804	443
Interest Expense	2,592	13,566	8,011	21,053
Total Expenses	352,196	293,659	671,382	562,281
Less: Waivers	(27,878)	(20,816)	(47,414)	(40,869)
Net Expenses	324,318	272,843	623,968	521,412
Net Investment Income (Loss)	1,586,697	1,703,908	3,025,320	3,295,158
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Commodity Futures Contracts	3,256,552	1,369,157	3,548,434	1,215,216
Net Realized Gain (Loss)	3,256,552	1,369,157	3,548,434	1,215,216
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(15,332)	11,162	(57,550)	(40,218)
Affiliated Investments	1,019	—	(12,234)	(27,527)
Commodity Futures Contracts	3,958,763	7,776,888	29,629,501	15,502,874
Net Change in Unrealized Gain (Loss)	3,944,450	7,788,050	29,559,717	15,435,129
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	7,201,002	9,157,207	33,108,151	16,650,345
Net Income (Loss)	$8,787,699	$10,861,115	$36,133,471	$19,945,503

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$2,852	2,850,000	$203,173,241	$203,176,093
Purchases of Shares			100,000	7,579,402	7,579,402
Redemption of Shares			(450,000)	(32,498,982)	(32,498,982)
Net Increase (Decrease) due to Share Transactions			(350,000)	(24,919,580)	(24,919,580)
Net Income (Loss)
Net Investment Income (Loss)		25		1,586,672	1,586,697
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		50		3,256,502	3,256,552
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		66		3,944,384	3,944,450
Net Income (Loss)		141		8,787,558	8,787,699
Net Change in Shareholders' Equity	—	141	(350,000)	(16,132,022)	(16,131,881)
Balance at June 30, 2025	40	$2,993	2,500,000	$187,041,219	$187,044,212

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$2,136	2,750,000	$146,832,494	$146,834,630
Purchases of Shares			150,000	8,716,615	8,716,615
Redemption of Shares			(200,000)	(11,401,710)	(11,401,710)
Net Increase (Decrease) due to Share Transactions			(50,000)	(2,685,095)	(2,685,095)
Net Income (Loss)
Net Investment Income (Loss)		25		1,703,883	1,703,908
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		20		1,369,137	1,369,157
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		115		7,787,935	7,788,050
Net Income (Loss)		160		10,860,955	10,861,115
Net Change in Shareholders' Equity	—	160	(50,000)	8,175,860	8,176,020
Balance at June 30, 2024	40	$2,296	2,700,000	$155,008,354	$155,010,650

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$2,429	2,550,000	$154,828,759	$154,831,188
Purchases of Shares			500,000	35,290,518	35,290,518
Redemption of Shares			(550,000)	(39,210,965)	(39,210,965)
Net Increase (Decrease) due to Share Transactions			(50,000)	(3,920,447)	(3,920,447)
Net Income (Loss)
Net Investment Income (Loss)		47		3,025,273	3,025,320
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		55		3,548,379	3,548,434
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		462		29,559,255	29,559,717
Net Income (Loss)		564		36,132,907	36,133,471
Net Change in Shareholders' Equity	—	564	(50,000)	32,212,460	32,213,024
Balance at June 30, 2025	40	$2,993	2,500,000	$187,041,219	$187,044,212

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$2,000	2,950,000	$147,488,895	$147,490,895
Purchases of Shares			150,000	8,716,615	8,716,615
Redemption of Shares			(400,000)	(21,142,363)	(21,142,363)
Net Increase (Decrease) due to Share Transactions			(250,000)	(12,425,748)	(12,425,748)
Net Income (Loss)
Net Investment Income (Loss)		49		3,295,109	3,295,158
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		18		1,215,198	1,215,216
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		229		15,434,900	15,435,129
Net Income (Loss)		296		19,945,207	19,945,503
Net Change in Shareholders' Equity	—	296	(250,000)	7,519,459	7,519,755
Balance at June 30, 2024	40	$2,296	2,700,000	$155,008,354	$155,010,650

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$36,133,471	$19,945,503
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(53,554,554)
Proceeds from securities sold and matured	55,000,000	55,000,000
Cost of affiliated investments purchased	(113,479,161)	(85,425,624)
Proceeds from affiliated investments sold	64,033,539	79,304,915
Net accretion of discount on United States Treasury Obligations	(985,242)	(1,453,702)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	69,784	67,745
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	1,161,365	(1,487,915)
Dividends from affiliates	(94,899)	31,198
Payable for investments purchased	74,318	—
Management fees	114,754	(1,811)
Brokerage commissions and fees	50	(7)
Deposit with Commodity Broker	(37,150,427)	—
Net cash provided by (used in) operating activities	4,877,552	12,425,748
Cash flows from financing activities:
Proceeds from purchases of Shares	35,290,518	8,716,615
Redemption of Shares	(39,210,965)	(21,142,363)
Increase (decrease) in payable for amount due to custodian	(957,105)	—
Net cash provided by (used in) financing activities	(4,877,552)	(12,425,748)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$8,011	$21,053

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

June 30, 2025

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues or corporate earnings, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, military conflicts, acts of terrorism, economic crises, economic sanctions and tariffs, significant governmental actions or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were declared for the three and six months ended June 30, 2025 and 2024.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2025 and 2024, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2024, respectively.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $27,878 and $47,414 for the three and six months ended June 30, 2025, respectively. The Managing Owner waived fees of $20,816 and $40,869 for the three and six months ended June 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$21,519,606	$—	$—	$21,519,606
Money Market Mutual Fund	128,148,533	—	—	128,148,533
Total Investments in Securities	149,668,139	—	—	149,668,139
Other Investments - Assets (a)
Commodity Futures Contracts	23,770,608	—	—	23,770,608
Total Investments	$173,438,747	$—	$—	$173,438,747

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$54,072,308	$—	$54,072,308
Exchange-Traded Fund	21,531,840	—	—	21,531,840
Money Market Mutual Fund	78,702,911	—	—	78,702,911
Total Investments in Securities	100,234,751	54,072,308	—	154,307,059
Other Investments - Liabilities(a)
Commodity Futures Contracts	(5,858,893)	—	—	(5,858,893)
Total Investments	$94,375,858	$54,072,308	$—	$148,448,166

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$23,770,608	$—	$—	$(5,858,893)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$3,256,552	$1,369,157
	Net Change in Unrealized Gain (Loss)	3,958,763	7,776,888
Total		$7,215,315	$9,146,045

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$3,548,434	$1,215,216
	Net Change in Unrealized Gain (Loss)	29,629,501	15,502,874
Total		$33,177,935	$16,718,090

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average Notional Value	$188,711,813	$148,243,311	$176,813,262	$144,374,348

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$21,518,587	$—	$—	$1,019	$—	$21,519,606	$215,131
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	97,413,047	63,141,107	(32,405,621)	—	—	128,148,533	1,003,659
Total	$118,931,634	$63,141,107	$(32,405,621)	$1,019	$—	$149,668,139	$1,218,790

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$21,531,840	$—	$—	$(12,234)	$—	$21,519,606	$446,231
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	78,702,911	113,479,161	(64,033,539)	—	—	128,148,533	1,721,547
Total	$100,234,751	$113,479,161	$(64,033,539)	$(12,234)	$—	$149,668,139	$2,167,778

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$21,505,333	$—	$—	$—	$—	$21,505,333	$267,762
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	68,933,555	58,623,588	(48,700,414)	—	—	78,856,729	963,355
Total	$90,438,888	$58,623,588	$(48,700,414)	$-	$—	$100,362,062	$1,231,117

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$21,532,860	$—	$—	$(27,527)	$—	$21,505,333	$544,338
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	72,736,020	85,425,624	(79,304,915)	—	—	78,856,729	1,794,276
Total	$94,268,880	$85,425,624	$(79,304,915)	$(27,527)	$—	$100,362,062	$2,338,614

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$71.29	$53.39	$60.72	$50.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	2.90	3.37	12.91	6.19
Net investment income (loss) (b)	0.63	0.65	1.19	1.22
Net income (loss)	3.53	4.02	14.10	7.41
Net asset value per Share, end of period	$74.82	$57.41	$74.82	$57.41
Market value per Share, beginning of period (c)	$71.51	$53.46	$60.62	$50.03
Market value per Share, end of period (c)	$75.14	$57.29	$75.14	$57.29

Ratio to average Net Assets (d)
Net investment income (loss)	3.41%	4.57%	3.42%	4.57%
Expenses, after waivers	0.70%	0.73%	0.71%	0.72%
Expenses, prior to waivers	0.76%	0.79%	0.76%	0.78%
Total Return, at net asset value (e)	4.95%	7.53%	23.22%	14.82%
Total Return, at market value (e)	5.08%	7.17%	23.95%	14.51%

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2025:

Index Commodity	Fund Weight (%)
Gold	81.17%
Silver	18.83
Closing Level as of June 30, 2025:	100.00%

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

The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $4.9 million and $12.4 million for the six months ended June 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2025, there were no purchases of United States Treasury Obligations and $55.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2024, $53.5 million was paid to purchase United States Treasury Obligations and $55.0 million was received from sales and maturing United States Treasury Obligations. $64.0 million was received from sales of affiliated investments and $113.5 million was paid to purchase affiliated investments during the six months ended June 30, 2025. $79.3 million was received from sales of affiliated investments and $85.4 million was paid to purchase affiliated investments during the six months ended June 30, 2024. During the six months ended June 30, 2025, net deposits to/from the Commodity Broker was $37.2 million. There were no net deposits to/from the Commodity Broker during the six months ended June 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(4.9) million and $(12.4) million during the six months ended June 30, 2025 and 2024, respectively. This included $35.3 million and $8.7 million from Shares purchased by Authorized Participants and $39.2 million and $21.1 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ-Opt Yield Precious Metals Index ER”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income, if any, from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurance that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

DBP - For the Three Months Ended June 30, 2025
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Percentage Change
3/31/2025
6/30/2025
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

Performance Summary

This Report covers the three and six months ended June 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2025	2024	2025	2024
DB Gold Indices	5.46%	5.21%	24.16%	13.42%
DB Silver Indices	3.95	18.20	22.33	23.12
AGGREGATE RETURNS	5.18%	7.72%	23.81%	15.35%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the three months ended June 30, 2025, the NYSE Arca market value of each Share increased from $71.51 per Share to $75.14 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $66.67 per Share (-6.77%) on April 7, 2025 and a high of $77.58 per Share (+8.49%) on June 13, 2025. The total return for the Fund on a market value basis was +5.08%.

Precious metals moved higher in the second quarter of 2025, dominated by gains in gold. The quarter was marked by elevated volatility in precious metals, with gold prices reaching new all-time highs in April before consolidating in the latter half of May and June. Gold benefited from heightened geopolitical tensions in the Middle East, a weaker U.S. dollar, resilient central bank demand, and exchange-traded product (“ETP”) inflows. Silver, while more volatile, was supported by tailwinds for both base and precious metals. Investors also added to silver ETPs as an alternative to the costlier gold.

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

Precious metals ended the second quarter of 2024 positive. Bullish drivers from the previous (central bank purchases, Asian consumer demand, Federal Reserve easing expectations and geopolitical uncertainty) continued to support gold, pushing front month prices to a new record high of over $2,400 in mid-May. However, the stall in Chinese central bank purchases and increased profittaking did add some pressure. ETF investor demand for gold also turned more optimistic following declines since April 2022. That said, silver was the outperformer, with front month futures rallying 17% on robust solar, and recovering industrial demand, all amid forecasts for a fourth consecutive annual deficit. Finally, U.S. election uncertainty was the new supportive driver for precious metals.

Fund Share Net Asset Performance

For the three months ended June 30, 2025, the NAV of each Share increased from $71.29 per Share to $74.82 per Share. Rising commodity futures contracts prices for gold and silver during the three months ended June 30, 2025 contributed to an overall 4.05% increase in the level of the Index and to a 5.18% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +4.95%.

Net income (loss) for the three months ended June 30, 2025 was $8.8 million, primarily resulting from income of $1.9 million, from net realized gain (loss) of $3.3 million, net change in unrealized gain (loss) of $3.9 million and net operating expenses of $0.3 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the six months ended June 30, 2025, the NYSE Arca market value of each Share increased from $60.62 per Share to $75.14 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $61.04 per Share (+0.69%) on January 6, 2025 and a high of $77.58 per Share (+27.98%) on June 13, 2025. The total return for the Fund on a market value basis was +23.95%.

Precious metals saw strong performance in the first half of 2025. Gold’s rally was driven by a confluence of macroeconomic and geopolitical factors, including persistent de-dollarization trends, robust central bank purchases, and safe haven demand amid global trade uncertainty and tensions in the Middle East. Gold hit a new all-time high in April, while silver benefited from both precious and industrial metal tailwinds, including Chinese stimulus optimism and resilient global manufacturing. Gold and silver ETP holdings also grew as investors allocated to gold as a portfolio hedge.

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

Fund Share Net Asset Performance

For the six months ended June 30, 2025, the NAV of each Share increased from $60.72 per Share to $74.82 per Share. Rising commodity futures contracts prices for gold and silver during the six months ended June 30, 2025 contributed to an overall 21.20% increase in the level of the Index and to a 23.81% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +23.22%.

Net income (loss) for the six months ended June 30, 2025 was $36.1 million, primarily resulting from income of $3.6 million, from net realized gain (loss) of $3.5 million, net change in unrealized gain (loss) of $29.6 million and net operating expenses of $0.6 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2025.

				For the Six Months Ended
				June 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$187,044,212	0.99%	$4,334,372	6

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$154,831,188	0.89%	$3,221,779	20

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

The following were the primary trading risk exposures of the Fund as of June 30, 2025 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	400,000	$72.02
May 1, 2025 to May 31, 2025	50,000	$73.82
June 1, 2025 to June 30, 2025	—	$—
Total	450,000	$72.22

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – June 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - June 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended June 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – June 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 7, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 7, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools