Form 10-Q
period 2025-09-30
Invesco DB Precious Metals Fund; Invesco DB Multi-Sector Commodity Trust
filed 2025-11-07
CIK 1383057, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of outstanding Shares as of September 30, 2025: 2,500,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $54,014,758, respectively)	$—	$54,072,308
Affiliated investments, at value (cost $150,591,711 and $100,206,985, respectively)	150,627,633	100,234,751
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	1,161,365
Deposit with Commodity Broker	70,538,220	—
Receivable for:
Dividends from affiliates	439,806	422,759
Total assets	$221,605,659	$155,891,183
Liabilities
Payable for:
Due to Custodian	$—	$957,105
Management fees	117,355	97,961
Brokerage commissions and fees	5,013	4,929
Total liabilities	122,368	1,059,995
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	3,543	2,429
Shareholders' equity—Shares	221,479,748	154,828,759
Total shareholders' equity	221,483,291	154,831,188
Total liabilities and equity	$221,605,659	$155,891,183
General Shares outstanding	40	40
Shares outstanding	2,500,000	2,550,000
Net asset value per share	$88.59	$60.72
Market value per share	$88.98	$60.62

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

September 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074)(a)(b)	9.73%	$21,539,996	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.05% (cost $129,087,637)(a)(c)	58.28	129,087,637	129,087,637
Total Affiliated Investments (cost $150,591,711)	68.01%	$150,627,633
Total Investments in Securities (cost $150,591,711)	68.01%	$150,627,633

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2K.
(c)
The rate shown is the 7-day SEC standardized yield as of September 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Gold	453	December-2025	$175,455,960	$44,030,074	$44,030,074
COMEX Silver	192	December-2025	44,774,400	12,484,624	12,484,624
Total Commodity Futures Contracts				$56,514,698	$56,514,698

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income
Interest Income	$429,404	$738,418	$1,910,914	$2,216,374
Dividends from Affiliates	1,584,879	1,455,836	3,752,657	3,794,450
Total Income	2,014,283	2,194,254	5,663,571	6,010,824
Expenses
Management Fees	373,770	313,992	1,036,337	854,777
Brokerage Commissions and Fees	40	237	844	680
Interest Expense	2,675	18,039	10,686	39,092
Total Expenses	376,485	332,268	1,047,867	894,549
Less: Waivers	(36,801)	(24,783)	(84,215)	(65,652)
Net Expenses	339,684	307,485	963,652	828,897
Net Investment Income (Loss)	1,674,599	1,886,769	4,699,919	5,181,927
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
Commodity Futures Contracts	—	838,655	3,548,434	2,053,871
Net Realized Gain (Loss)	—	838,655	3,548,434	2,053,871
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	—	34,309	(57,550)	(5,909)
Affiliated Investments	20,390	38,741	8,156	11,214
Commodity Futures Contracts	32,744,090	15,247,440	62,373,591	30,750,314
Net Change in Unrealized Gain (Loss)	32,764,480	15,320,490	62,324,197	30,755,619
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	32,764,480	16,159,145	65,872,631	32,809,490
Net Income (Loss)	$34,439,079	$18,045,914	$70,572,550	$37,991,417

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$2,993	2,500,000	$187,041,219	$187,044,212
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		27		1,674,572	1,674,599
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		—	—
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		523		32,763,957	32,764,480
Net Income (Loss)		550		34,438,529	34,439,079
Net Change in Shareholders' Equity	—	550	—	34,438,529	34,439,079
Balance at September 30, 2025	40	$3,543	2,500,000	$221,479,748	$221,483,291

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$2,296	2,700,000	$155,008,354	$155,010,650
Purchases of Shares			200,000	12,063,432	12,063,432
Redemption of Shares			(100,000)	(6,109,164)	(6,109,164)
Net Increase (Decrease) due to Share Transactions			100,000	5,954,268	5,954,268
Net Income (Loss)
Net Investment Income (Loss)		27		1,886,742	1,886,769
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		12		838,643	838,655
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		222		15,320,268	15,320,490
Net Income (Loss)		261		18,045,653	18,045,914
Net Change in Shareholders' Equity	—	261	100,000	23,999,921	24,000,182
Balance at September 30, 2024	40	$2,557	2,800,000	$179,008,275	$179,010,832

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$2,429	2,550,000	$154,828,759	$154,831,188
Purchases of Shares			500,000	35,290,518	35,290,518
Redemption of Shares			(550,000)	(39,210,965)	(39,210,965)
Net Increase (Decrease) due to Share Transactions			(50,000)	(3,920,447)	(3,920,447)
Net Income (Loss)
Net Investment Income (Loss)		74		4,699,845	4,699,919
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		55		3,548,379	3,548,434
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		985		62,323,212	62,324,197
Net Income (Loss)		1,114		70,571,436	70,572,550
Net Change in Shareholders' Equity	—	1,114	(50,000)	66,650,989	66,652,103
Balance at September 30, 2025	40	$3,543	2,500,000	$221,479,748	$221,483,291

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$2,000	2,950,000	$147,488,895	$147,490,895
Purchases of Shares			350,000	20,780,047	20,780,047
Redemption of Shares			(500,000)	(27,251,527)	(27,251,527)
Net Increase (Decrease) due to Share Transactions			(150,000)	(6,471,480)	(6,471,480)
Net Income (Loss)
Net Investment Income (Loss)		76		5,181,851	5,181,927
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		30		2,053,841	2,053,871
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		451		30,755,168	30,755,619
Net Income (Loss)		557		37,990,860	37,991,417
Net Change in Shareholders' Equity	—	557	(150,000)	31,519,380	31,519,937
Balance at September 30, 2024	40	$2,557	2,800,000	$179,008,275	$179,010,832

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$70,572,550	$37,991,417
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(53,554,555)
Proceeds from securities sold and matured	55,000,000	55,000,000
Cost of affiliated investments purchased	(114,849,118)	(148,349,665)
Proceeds from affiliated investments sold	64,464,392	117,716,065
Net accretion of discount on United States Treasury Obligations	(985,242)	(2,177,431)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	49,394	(5,305)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	1,161,365	(107,985)
Dividends from affiliates	(17,047)	(52,457)
Management fees	19,394	11,400
Brokerage commissions and fees	84	(4)
Deposit with Commodity Broker	(70,538,220)	—
Net cash provided by (used in) operating activities	4,877,552	6,471,480
Cash flows from financing activities:
Proceeds from purchases of Shares	35,290,518	20,780,047
Redemption of Shares	(39,210,965)	(27,251,527)
Increase (decrease) in payable for amount due to custodian	(957,105)	—
Net cash provided by (used in) financing activities	(4,877,552)	(6,471,480)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$10,686	$39,092

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

No distributions were declared for the three and nine months ended September 30, 2025 and 2024.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2025 and 2024, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2022.

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

The Managing Owner waived fees of $36,801 and $84,215 for the three and nine months ended September 30, 2025, respectively. The Managing Owner waived fees of $24,783 and $65,652 for the three and nine months ended September 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$21,539,996	$—	$—	$21,539,996
Money Market Mutual Fund	129,087,637	—	—	129,087,637
Total Investments in Securities	150,627,633	—	—	150,627,633
Other Investments - Assets (a)
Commodity Futures Contracts	56,514,698	—	—	56,514,698
Total Investments	$207,142,331	$—	$—	$207,142,331

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$54,072,308	$—	$54,072,308
Exchange-Traded Fund	21,531,840	—	—	21,531,840
Money Market Mutual Fund	78,702,911	—	—	78,702,911
Total Investments in Securities	100,234,751	54,072,308	—	154,307,059
Other Investments - Liabilities(a)
Commodity Futures Contracts	(5,858,893)	—	—	(5,858,893)
Total Investments	$94,375,858	$54,072,308	$—	$148,448,166

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$56,514,698	$—	$—	$(5,858,893)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$—	$838,655
	Net Change in Unrealized Gain (Loss)	32,744,090	15,247,440
Total		$32,744,090	$16,086,095

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$3,548,434	$2,053,871
	Net Change in Unrealized Gain (Loss)	62,373,591	30,750,314
Total		$65,922,025	$32,804,185

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average Notional Value	$198,036,305	$166,108,104	$184,302,183	$152,015,969

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2025.

	Value 06/30/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$21,519,606	$—	$—	$20,390	$—	$21,539,996	$221,211
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	128,148,533	1,369,957	(430,853)	—	—	129,087,637	1,363,668
Total	$149,668,139	$1,369,957	$(430,853)	$20,390	$—	$150,627,633	$1,584,879

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$21,531,840	$—	$—	$8,156	$—	$21,539,996	$667,442
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	78,702,911	114,849,118	(64,464,392)	—	—	129,087,637	3,085,215
Total	$100,234,751	$114,849,118	$(64,464,392)	$8,156	$—	$150,627,633	$3,752,657

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$74.82	$57.41	$60.72	$50.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	13.10	5.84	26.02	12.03
Net investment income (loss) (b)	0.67	0.68	1.85	1.90
Net income (loss)	13.77	6.52	27.87	13.93
Net asset value per Share, end of period	$88.59	$63.93	$88.59	$63.93
Market value per Share, beginning of period (c)	$75.14	$57.29	$60.62	$50.03
Market value per Share, end of period (c)	$88.98	$63.76	$88.98	$63.76

Ratio to average Net Assets (d)
Net investment income (loss)	3.36%	4.51%	3.40%	4.55%
Expenses, after waivers	0.68%	0.73%	0.70%	0.73%
Expenses, prior to waivers	0.76%	0.79%	0.76%	0.78%
Total Return, at net asset value (e)	18.40%	11.36%	45.90%	27.86%
Total Return, at market value (e)	18.42%	11.29%	46.78%	27.44%

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

Note 12 - Subsequent Event

Effective November 10, 2025, changes will be made to the Index. The changes to the Index are being implemented by Deutsche Bank AG, the Index provider. A summary of the changes are as follows:

1. Commodity Universe	• Eligible commodities will be determined annually based on their liquidity and economic importance.
2. Modified Optimum Yield Methodology	• The current Optimum Yield methodology will be modified to eliminate contracts with limited liquidity.
3. Annual Review of Base Weights and Commodities	• The current static allocations to commodities will be changed by implementing a rules-based annual review to better reflect current global production and market liquidity.
4. Weight Limits (Annually at Rebalance)	• Implementation of sector and single commodity caps and floors to reduce concentration risk.
5. Intra-year Rebalancing Events	• An intra-year rebalance event will be triggered should a large deviation occur on a monthly observation date to help prevent significant deviations from annual rebalance target weights.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2025:

Index Commodity	Fund Weight (%)
Gold	79.58%
Silver	20.42
Closing Level as of September 30, 2025:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $4.9 million and $6.5 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2025, there were no purchases of United States Treasury Obligations and $55.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2024, $53.6 million was paid to purchase United States Treasury Obligations and $55.0 million was received from sales and maturing United States Treasury Obligations. $64.5 million was received from sales of affiliated investments and $114.8 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. $117.7 million was received from sales of affiliated investments and $148.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net deposits to/from the Commodity Broker was $70.5 million. There were no net deposits to/from the Commodity Broker during the nine months ended September 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(4.9) million and $(6.5) million during the nine months ended September 30, 2025 and 2024, respectively. This included $35.3 million and $20.8 million from Shares purchased by Authorized Participants and $39.2 million and $27.3 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DBIQ-OPT YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

DBP - For the Three Months Ended September 30, 2025
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
6/30/2025
9/30/2025
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

DBP - For the Nine Months Ended September 30, 2025
50.00%
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Percentage Change
12/31/2024
9/30/2025
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

Performance Summary

This Report covers the three and nine months ended September 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2025	2024	2025	2024
DB Gold Indices	16.39%	12.95%	44.51%	28.11%
DB Silver Indices	28.73	6.28	57.47	30.85
AGGREGATE RETURNS	18.71%	11.53%	46.97%	28.66%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the three months ended September 30, 2025, the NYSE Arca market value of each Share increased from $75.14 per Share to $88.98 per Share. The Share price low and high for the three months ended September 30, 2025 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $74.62 per Share (-0.69%) on July 30, 2025 and a high of $88.98 per Share (+18.42%) on September 30, 2025. The total return for the Fund on a market value basis was +18.42%.

Precious metals added to their strong year to date gains in the third quarter of 2025. Gold continued to reach new record highs supported by the growth of U.S. dollar debasement trades and safe haven demand due to concerns about fiscal sustainability, the Federal Reserve’s independence, geopolitical developments, and overall macro uncertainty. Lower interest rates, inflation expectations, and a softer U.S. dollar were also supporting factors, while central banks and ETFs alike have continued to accumulate gold amid the aforementioned themes. The silver rally outpaced gold, benefiting from this macroeconomic backdrop but also from industrial demand for energy/power grid technology, increased defense spending plans, and persistent supply deficits.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2025, the NAV of each Share increased from $74.82 per Share to $88.59 per Share. Rising commodity futures contracts prices for gold and silver during the three months ended September 30, 2025 contributed to an overall 17.47% increase in the level of the Index and to a 18.71% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +18.40%.

Net income (loss) for the three months ended September 30, 2025 was $34.4 million, primarily resulting from income of $2.0 million, from net change in unrealized gain (loss) of $32.8 million and net operating expenses of $0.3 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the nine months ended September 30, 2025, the NYSE Arca market value of each Share increased from $60.62 per Share to $88.98 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $61.04 per Share (+0.69%) on January 6, 2025 and a high of $88.98 per Share (+46.78%) on September 30, 2025. The total return for the Fund on a market value basis was +46.78%.

Precious metals showed strong performance in the first three quarters of 2025, gaining from persistent macro themes. Both central bank buying and ETF inflows were key performance drivers as investors sought safe havens and portfolio hedges amid de-dollarization trends, economic uncertainty, and geopolitical risks. Gold and silver have both soared this year, but the rally in silver has outpaced that of gold, benefitting from additional industrial metal tailwinds, demand for solar technology, increased defense spending plans which boosted silver’s demand expectations, and persisting supply deficits.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2025, the NAV of each Share increased from $60.72 per Share to $88.59 per Share. Rising commodity futures contracts prices for gold and silver during the nine months ended September 30, 2025 contributed to an overall 42.38% increase in the level of the Index and to a 46.97% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +45.90%.

Net income (loss) for the nine months ended September 30, 2025 was $70.6 million, primarily resulting from income of $5.7 million, from net realized gain (loss) of $3.5 million, net change in unrealized gain (loss) of $62.3 million and net operating expenses of $1.0 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2025.

				For the Nine Months Ended
				September 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$221,483,291	0.97%	$4,988,930	6

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$154,831,188	0.89%	$3,221,779	20

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

The following were the primary trading risk exposures of the Fund as of September 30, 2025 by Index Commodity:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended September 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	—	$—
August 1, 2025 to August 31, 2025	—	$—
September 1, 2025 to September 30, 2025	—	$—
Total	—	$—

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – September 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - September 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – September 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools