Form 10-Q
period 2026-06-30
Invesco DB Precious Metals Fund
filed 2026-08-07
CIK 1383057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of outstanding Shares as of June 30, 2026: 2,600,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value (cost $221,624,246 and $145,529,042, respectively)	$221,645,895	$145,567,003
Other investments:
Variation margin receivable - Commodity Futures Contracts	560,523	—
Deposit with Commodity Broker	18,336,317	111,726,421
Receivable for:
Dividends from affiliates	621,727	400,409
Total assets	$241,164,462	$257,693,833
Liabilities
Payable for:
Management fees	$138,064	$150,185
Total liabilities	138,064	150,185
Commitments and Contingencies (Note 10)
Equity
Shareholder’s equity—General Shares	3,708	4,121
Shareholders’ equity—Shares	241,022,690	257,539,527
Total shareholders’ equity	241,026,398	257,543,648
Total liabilities and equity	$241,164,462	$257,693,833

General Shares outstanding	40	40
Shares outstanding	2,600,000	2,500,000
Net asset value per share	$92.70	$103.02
Market value per share	$92.45	$102.78

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

June 30, 2026

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074)(a)(b)	8.93%	$21,525,723	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.57% (cost $200,120,172)(a)(c)	83.03	200,120,172	200,120,172
Total Affiliated Investments (cost $221,624,246)	91.96%	$221,645,895

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2K.
(c)
The rate shown is the 7-day SEC standardized yield as of June 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Gold	452	December-2026	$185,252,200	$(9,320,960)	$(9,320,960)
COMEX Platinum	166	October-2026	12,996,140	(1,800,504)	(1,800,504)
COMEX Silver	141	December-2026	42,706,785	3,755,743	3,755,743
Total Commodity Futures Contracts				$(7,365,721)	$(7,365,721)

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income
Interest Income	$579,350	$692,225	$1,724,315	$1,481,510
Dividends from Affiliates	2,136,787	1,218,790	3,537,193	2,167,778
Total Income	2,716,137	1,911,015	5,261,508	3,649,288
Expenses
Management Fees	512,194	349,211	1,059,644	662,567
Brokerage Commissions and Fees	194	393	472	804
Interest Expense	30,976	2,592	35,362	8,011
Total Expenses	543,364	352,196	1,095,478	671,382
Less: Waivers	(58,679)	(27,878)	(95,933)	(47,414)
Net Expenses	484,685	324,318	999,545	623,968
Net Investment Income (Loss)	2,231,452	1,586,697	4,261,963	3,025,320
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	2,192,747	3,256,552	5,874,758	3,548,434
Net Realized Gain (Loss)	2,192,747	3,256,552	5,874,758	3,548,434
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(15,332)	—	(57,550)
Affiliated Investments	4,078	1,019	(16,312)	(12,234)
Commodity Futures Contracts	(46,734,234)	3,958,763	(37,216,883)	29,629,501
Net Change in Unrealized Gain (Loss)	(46,730,156)	3,944,450	(37,233,195)	29,559,717
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(44,537,409)	7,201,002	(31,358,437)	33,108,151
Net Income (Loss)	$(42,305,957)	$8,787,699	$(27,096,474)	$36,133,471

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at March 31, 2026	40	$4,376	2,550,000	$278,990,904	$278,995,280
Purchases of Shares			150,000	15,754,968	15,754,968
Redemption of Shares			(100,000)	(11,417,893)	(11,417,893)
Net Increase (Decrease) due to Share Transactions			50,000	4,337,075	4,337,075
Net Income (Loss)
Net Investment Income (Loss)		31		2,231,421	2,231,452
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		28		2,192,719	2,192,747
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(727)		(46,729,429)	(46,730,156)
Net Income (Loss)		(668)		(42,305,289)	(42,305,957)
Net Change in Shareholders’ Equity	—	(668)	50,000	(37,968,214)	(37,968,882)
Balance at June 30, 2026	40	$3,708	2,600,000	$241,022,690	$241,026,398

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at March 31, 2025	40	$2,852	2,850,000	$203,173,241	$203,176,093
Purchases of Shares			100,000	7,579,402	7,579,402
Redemption of Shares			(450,000)	(32,498,982)	(32,498,982)
Net Increase (Decrease) due to Share Transactions			(350,000)	(24,919,580)	(24,919,580)
Net Income (Loss)
Net Investment Income (Loss)		25		1,586,672	1,586,697
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		50		3,256,502	3,256,552
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		66		3,944,384	3,944,450
Net Income (Loss)		141		8,787,558	8,787,699
Net Change in Shareholders’ Equity	—	141	(350,000)	(16,132,022)	(16,131,881)
Balance at June 30, 2025	40	$2,993	2,500,000	$187,041,219	$187,044,212

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$4,121	2,500,000	$257,539,527	$257,543,648
Purchases of Shares			350,000	39,105,259	39,105,259
Redemption of Shares			(250,000)	(28,526,035)	(28,526,035)
Net Increase (Decrease) due to Share Transactions			100,000	10,579,224	10,579,224
Net Income (Loss)
Net Investment Income (Loss)		65		4,261,898	4,261,963
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		90		5,874,668	5,874,758
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(568)		(37,232,627)	(37,233,195)
Net Income (Loss)		(413)		(27,096,061)	(27,096,474)
Net Change in Shareholders’ Equity	—	(413)	100,000	(16,516,837)	(16,517,250)
Balance at June 30, 2026	40	$3,708	2,600,000	$241,022,690	$241,026,398

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$2,429	2,550,000	$154,828,759	$154,831,188
Purchases of Shares			500,000	35,290,518	35,290,518
Redemption of Shares			(550,000)	(39,210,965)	(39,210,965)
Net Increase (Decrease) due to Share Transactions			(50,000)	(3,920,447)	(3,920,447)
Net Income (Loss)
Net Investment Income (Loss)		47		3,025,273	3,025,320
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		55		3,548,379	3,548,434
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		462		29,559,255	29,559,717
Net Income (Loss)		564		36,132,907	36,133,471
Net Change in Shareholders’ Equity	—	564	(50,000)	32,212,460	32,213,024
Balance at June 30, 2025	40	$2,993	2,500,000	$187,041,219	$187,044,212

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$(27,096,474)	$36,133,471
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	55,000,000
Cost of affiliated investments purchased	(213,855,527)	(113,479,161)
Proceeds from affiliated investments sold	137,760,323	64,033,539
Net accretion of discount on United States Treasury Obligations	—	(985,242)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	16,312	69,784
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(560,523)	1,161,365
Dividends from affiliates	(221,318)	(94,899)
Investments purchased	—	74,318
Management fees	(12,121)	114,754
Brokerage commissions and fees	—	50
Deposit with Commodity Broker	93,390,104	(37,150,427)
Net cash provided by (used in) operating activities	(10,579,224)	4,877,552
Cash flows from financing activities:
Proceeds from purchases of Shares	39,105,259	35,290,518
Redemption of Shares	(28,526,035)	(39,210,965)
Increase (decrease) in payable for amount due to custodian	—	(957,105)
Net cash provided by (used in) financing activities	10,579,224	(4,877,552)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$35,362	$8,011

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

F.
Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Fund's shareholders (“Shareholders”) monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Shareholders.

No distributions were declared for the three and six months ended June 30, 2026 and 2025.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2026 and 2025, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2025, respectively.

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

The Managing Owner waived fees of $58,679 and $95,933 for the three and six months ended June 30, 2026, respectively. The Managing Owner waived fees of $27,878 and $47,414 for the three and six months ended June 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$21,525,723	$—	$—	$21,525,723
Money Market Mutual Fund	200,120,172	—	—	200,120,172
Total Investments in Securities	221,645,895	—	—	221,645,895
Other Investments - Assets (a)
Commodity Futures Contracts	3,755,743	—	—	3,755,743
Other Investments - Liabilities (a)
Commodity Futures Contracts	(11,121,464)	—	—	(11,121,464)
Total Other Investments	(7,365,721)	—	—	(7,365,721)
Total Investments	$214,280,174	$—	$—	$214,280,174

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$21,542,035	$—	$—	$21,542,035
Money Market Mutual Fund	124,024,968	—	—	124,024,968
Total Investments in Securities	145,567,003	—	—	145,567,003
Other Investments - Assets (a)
Commodity Futures Contracts	29,851,162	—	—	29,851,162
Total Investments	$175,418,165	$—	$—	$175,418,165

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$3,755,743	$(11,121,464)	$29,851,162	$—

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,192,747	$3,256,552
	Net Change in Unrealized Gain (Loss)	(46,734,234)	3,958,763
Total		$(44,541,487)	$7,215,315

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$5,874,758	$3,548,434
	Net Change in Unrealized Gain (Loss)	(37,216,883)	29,629,501
Total		$(31,342,125)	$33,177,935

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Average Notional Value	$269,189,945	$188,711,813	$277,330,334	$176,813,262

Note 8 – Investments in Affiliates

The Invesco Short Term Treasury ETF is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Short Term Treasury ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million. Because it is advised by the Managing Owner, the Invesco Short Term Treasury ETF is an affiliate of the Fund.

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchase agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2026.

	Value 03/31/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$21,521,645	$—	$—	$4,078	$—	$21,525,723	$183,699
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	207,188,317	109,397,279	(116,465,424)	—	—	200,120,172	1,953,088
Total	$228,709,962	$109,397,279	$(116,465,424)	$4,078	$—	$221,645,895	$2,136,787

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$21,542,035	$—	$—	$(16,312)	$—	$21,525,723	$377,246
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	124,024,968	213,855,527	(137,760,323)	—	—	200,120,172	3,159,947
Total	$145,567,003	$213,855,527	$(137,760,323)	$(16,312)	$—	$221,645,895	$3,537,193

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$21,518,587	$—	$—	$1,019	$—	$21,519,606	$215,131
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	97,413,047	63,141,107	(32,405,621)	—	—	128,148,533	1,003,659
Total	$118,931,634	$63,141,107	$(32,405,621)	$1,019	$—	$149,668,139	$1,218,790

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$21,531,840	$—	$—	$(12,234)	$—	$21,519,606	$446,231
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	78,702,911	113,479,161	(64,033,539)	—	—	128,148,533	1,721,547
Total	$100,234,751	$113,479,161	$(64,033,539)	$(12,234)	$—	$149,668,139	$2,167,778

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$109.41	$71.29	$103.02	$60.72
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(17.58)	2.90	(11.98)	12.91
Net investment income (loss) (b)	0.87	0.63	1.66	1.19
Net income (loss)	(16.71)	3.53	(10.32)	14.10
Net asset value per Share, end of period	$92.70	$74.82	$92.70	$74.82
Market value per Share, beginning of period (c)	$110.22	$71.51	$102.78	$60.62
Market value per Share, end of period (c)	$92.45	$75.14	$92.45	$75.14

Ratio to average Net Assets (d)
Net investment income (loss)	3.27%	3.41%	3.02%	3.42%
Expenses, after waivers	0.71%	0.70%	0.71%	0.71%
Expenses, prior to waivers	0.80%	0.76%	0.78%	0.76%
Total Return, at net asset value (e)	(15.27)%	4.95%	(10.02)%	23.22%
Total Return, at market value (e)	(16.12)%	5.08%	(10.05)%	23.95%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2026:

Index Commodity	Fund Weight (%)
Gold	76.92%
Platinum	5.39
Silver	17.69
Closing Level as of June 30, 2026:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(10.6) million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2026, there were no sales received from maturing United States Treasury Obligations. $55.0 million was received from sales and maturing United States Treasury Obligations during the six months ended June 30, 2025. During the six months ended June 30, 2026, $137.8 million was received from sales of affiliated investments and $213.9 million was paid to purchase affiliated investments. $64.0 million was received from sales of affiliated investments and $113.5 million was paid to purchase affiliated investments during the six months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, net deposits to/from the Commodity Broker were $93.4 million and $37.2 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $10.6 million and $(4.9) million during the six months ended June 30, 2026 and 2025, respectively. This included $39.1 million and $35.3 million from Shares purchased by Authorized Participants and $28.5 million and $39.2 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DBIQ-OPTIMUM YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

DBP - For the Three Months Ended June 30, 2026
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
3/31/2026
6/30/2026
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

DBP - For the Six Months Ended June 30, 2026
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
12/31/2025
6/30/2026
Date
NAV
Market
DBIQ Opt Yield Precious Metals Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2026 and 2025” below provides an overview of the changes in the closing levels of DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2026	2025	2026	2025
DB Gold Indices	(14.26)%	5.46%	(8.87)%	24.16%
DB Platinum Indices	(21.22)	—	(24.76)	—
DB Silver Indices	(21.14)	3.95	(16.84)	22.33
AGGREGATE RETURNS	(15.96)%	5.18%	(11.38)%	23.81%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the three months ended June 30, 2026, the NYSE Arca market value of each Share decreased from $110.22 per Share to $92.45 per Share. The Share price low and high for the three months ended June 30, 2026 and related change from the Share price on March 31, 2026 was as follows: Shares traded at a low of $91.56 per Share (-16.93%) on June 24, 2026 and a high of $115.49 per Share (+4.78%) on April 17, 2026. The total return for the Fund on a market value basis was -16.12%.

Precious metals performed negatively during the second quarter of 2026, driven primarily by declines in gold. Despite ongoing geopolitical tensions in the Middle East, gold came under pressure as a stronger U.S. dollar and rising inflation concerns led markets to reduce expectations for Federal Reserve rate cuts. Prices were further weighed down by investor profit-taking, moderation in central bank purchases, slower inflows into physically backed exchange-traded products, and a shift toward holding cash during periods of heightened market volatility. Silver and platinum also declined, pressured by weaker industrial demand expectations and a less supportive interest rate environment.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2026, the NAV of each Share decreased from $109.41 per Share to $92.70 per Share. Falling commodity futures contracts prices for gold, platinum and silver during the three months ended June 30, 2026 contributed to an overall 15.96% decrease in the level of the Index and to a 15.18% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -15.27%.

Net income (loss) for the three months ended June 30, 2026 was $(42.3) million, primarily resulting from income of $2.7 million, net realized gain (loss) of $2.2 million, net change in unrealized gain (loss) of $(46.7) million and net operating expenses of $0.5 million.

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

Net income (loss) for the three months ended June 30, 2025 was $8.8 million, primarily resulting from income of $1.9 million, net realized gain (loss) of $3.3 million, net change in unrealized gain (loss) of $3.9 million and net operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the six months ended June 30, 2026, the NYSE Arca market value of each Share decreased from $102.78 per Share to $92.45 per Share. The Share price low and high for the six months ended June 30, 2026 and related change from the Share price on
December 31, 2025 was as follows: Shares traded at a low of $91.56 per Share (-10.92%) on June 24, 2026 and a high of $136.20 per
Share (+32.52%) on January 29, 2026. The total return for the Fund on a market value basis was -10.05%.

Precious metals generated negative returns in the first half of 2026, with declines in gold, silver, and platinum more than offsetting gains recorded during the first quarter. Precious metals initially benefited from heightened geopolitical uncertainty surrounding the U.S.-Iran conflict and disruption risks in the Strait of Hormuz. However, those gains were reversed during the second quarter as a stronger U.S. dollar and rising inflation concerns led markets to scale back expectations for Federal Reserve rate cuts. Gold was further pressured by profit-taking, slowing central bank purchases, softer investor demand, and a preference for cash and liquidity amid heightened market volatility. Silver and platinum also declined amid weaker industrial demand expectations and tighter monetary policy expectations.

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

Fund Share Net Asset Performance

For the six months ended June 30, 2026, the NAV of each Share decreased from $103.02 per Share to $92.70 per Share. Falling commodity futures contracts prices for gold, platinum and silver during the six months ended June 30, 2026 contributed to an overall 11.38% decrease in the level of the Index and to a 9.75% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -10.02%.

Net income (loss) for the six months ended June 30, 2026 was $(27.1) million, primarily resulting from income of $5.3 million, net realized gain (loss) of $5.9 million, net change in unrealized gain (loss) of $(37.2) million and net operating expenses of $1.0 million.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the U.S. dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2026.

				For the Six Months Ended
				June 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$241,026,398	1.86%	$10,432,706	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$257,543,648	1.17%	$7,003,972	11

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

The following were the primary trading risk exposures of the Fund as of June 30, 2026 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended June 30, 2026, the Fund’s redemptions of Creation
Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	—	$—
May 1, 2026 to May 31, 2026	—	$—
June 1, 2026 to June 30, 2026	100,000	$114.18
Total	100,000	$114.18

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – June 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - June 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended June 30, 2026 and 2025 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – June 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools