Form 10-Q
period 2026-09-30
Invesco DB Precious Metals Fund
filed 2026-11-06
CIK 1383057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of outstanding Shares as of September 30, 2026: 2,300,000

INVESCO DB PRECIOUS METALS FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Precious Metals Fund

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value (cost $204,071,981 and $145,529,042, respectively)	$204,091,591	$145,567,003
Other investments:
Variation margin receivable - Commodity Futures Contracts	77,806	—
Deposit with Commodity Broker	14,741,201	111,726,421
Receivable for:
Dividends from affiliates	654,388	400,409
Total assets	$219,564,986	$257,693,833
Liabilities
Payable for:
Management fees	$125,488	$150,185
Total liabilities	125,488	150,185
Commitments and Contingencies (Note 10)
Equity
Shareholder’s equity—General Shares	3,816	4,121
Shareholders’ equity—Shares	219,435,682	257,539,527
Total shareholders’ equity	219,439,498	257,543,648
Total liabilities and equity	$219,564,986	$257,693,833

General Shares outstanding	40	40
Shares outstanding	2,300,000	2,500,000
Net asset value per share	$95.41	$103.02
Market value per share	$95.46	$102.78

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

September 30, 2026

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074)(a)(b)	9.81%	$21,523,684	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.81% (cost $182,567,907)(a)(c)	83.20%	182,567,907	182,567,907
Total Affiliated Investments (cost $204,071,981)	93.01%	$204,091,591

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
All or a portion of the value was pledged as collateral to cover margin requirements for open futures contracts. See Note 2K.
(c)
The rate shown is the 7-day SEC standardized yield as of September 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
COMEX Gold	402	December-2026	$168,305,340	$(5,601,961)	$(5,601,961)
COMEX Platinum	144	July-2027	12,666,960	(943,387)	(943,387)
COMEX Silver	125	December-2026	37,853,750	2,586,233	2,586,233
Total Commodity Futures Contracts				$(3,959,115)	$(3,959,115)

(d)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Schedule of Investments

December 31, 2025

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $21,504,074)(a)(b)	8.36%	$21,542,035	203,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.68% (cost $124,024,968)(a)(c)	48.16%	124,024,968	124,024,968
Total Affiliated Investments (cost $145,529,042)	56.52%	$145,567,003

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

Invesco DB Precious Metals Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income
Interest Income	$147,695	$429,404	$1,872,010	$1,910,914
Dividends from Affiliates	1,939,973	1,584,879	5,477,166	3,752,657
Total Income	2,087,668	2,014,283	7,349,176	5,663,571
Expenses
Management Fees	431,704	373,770	1,491,348	1,036,337
Brokerage Commissions and Fees	1,256	40	1,728	844
Interest Expense	24,233	2,675	59,595	10,686
Total Expenses	457,193	376,485	1,552,671	1,047,867
Less: Waivers	(51,661)	(36,801)	(147,594)	(84,215)
Net Expenses	405,532	339,684	1,405,077	963,652
Net Investment Income (Loss)	1,682,136	1,674,599	5,944,099	4,699,919
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	1,163,852	—	7,038,610	3,548,434
Net Realized Gain (Loss)	1,163,852	—	7,038,610	3,548,434
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	—	—	(57,550)
Affiliated Investments	(2,039)	20,390	(18,351)	8,156
Commodity Futures Contracts	3,406,606	32,744,090	(33,810,277)	62,373,591
Net Change in Unrealized Gain (Loss)	3,404,567	32,764,480	(33,828,628)	62,324,197
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	4,568,419	32,764,480	(26,790,018)	65,872,631
Net Income (Loss)	$6,250,555	$34,439,079	$(20,845,919)	$70,572,550

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at June 30, 2026	40	$3,708	2,600,000	$241,022,690	$241,026,398
Purchases of Shares			100,000	9,530,025	9,530,025
Redemption of Shares			(400,000)	(37,367,480)	(37,367,480)
Net Increase (Decrease) due to Share Transactions			(300,000)	(27,837,455)	(27,837,455)
Net Income (Loss)
Net Investment Income (Loss)		22		1,682,114	1,682,136
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		13		1,163,839	1,163,852
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		73		3,404,494	3,404,567
Net Income (Loss)		108		6,250,447	6,250,555
Net Change in Shareholders’ Equity	—	108	(300,000)	(21,587,008)	(21,586,900)
Balance at September 30, 2026	40	$3,816	2,300,000	$219,435,682	$219,439,498

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at June 30, 2025	40	$2,993	2,500,000	$187,041,219	$187,044,212
Purchases of Shares			—	—	—
Redemption of Shares			—	—	—
Net Increase (Decrease) due to Share Transactions			—	—	—
Net Income (Loss)
Net Investment Income (Loss)		27		1,674,572	1,674,599
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		—	—
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		523		32,763,957	32,764,480
Net Income (Loss)		550		34,438,529	34,439,079
Net Change in Shareholders’ Equity	—	550	—	34,438,529	34,439,079
Balance at September 30, 2025	40	$3,543	2,500,000	$221,479,748	$221,483,291

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$4,121	2,500,000	$257,539,527	$257,543,648
Purchases of Shares			450,000	48,635,285	48,635,285
Redemption of Shares			(650,000)	(65,893,516)	(65,893,516)
Net Increase (Decrease) due to Share Transactions			(200,000)	(17,258,231)	(17,258,231)
Net Income (Loss)
Net Investment Income (Loss)		87		5,944,012	5,944,099
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		103		7,038,507	7,038,610
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(495)		(33,828,133)	(33,828,628)
Net Income (Loss)		(305)		(20,845,614)	(20,845,919)
Net Change in Shareholders’ Equity	—	(305)	(200,000)	(38,103,845)	(38,104,150)
Balance at September 30, 2026	40	$3,816	2,300,000	$219,435,682	$219,439,498

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$2,429	2,550,000	$154,828,759	$154,831,188
Purchases of Shares			500,000	35,290,518	35,290,518
Redemption of Shares			(550,000)	(39,210,965)	(39,210,965)
Net Increase (Decrease) due to Share Transactions			(50,000)	(3,920,447)	(3,920,447)
Net Income (Loss)
Net Investment Income (Loss)		74		4,699,845	4,699,919
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		55		3,548,379	3,548,434
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		985		62,323,212	62,324,197
Net Income (Loss)		1,114		70,571,436	70,572,550
Net Change in Shareholders’ Equity	—	1,114	(50,000)	66,650,989	66,652,103
Balance at September 30, 2025	40	$3,543	2,500,000	$221,479,748	$221,483,291

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$(20,845,919)	$70,572,550
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	55,000,000
Cost of affiliated investments purchased	(288,866,943)	(114,849,118)
Proceeds from affiliated investments sold	230,324,004	64,464,392
Net accretion of discount on United States Treasury Obligations	—	(985,242)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	18,351	49,394
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(77,806)	1,161,365
Dividends from affiliates	(253,979)	(17,047)
Management fees	(24,697)	19,394
Brokerage commissions and fees	—	84
Deposit with Commodity Broker	96,985,220	(70,538,220)
Net cash provided by (used in) operating activities	17,258,231	4,877,552
Cash flows from financing activities:
Proceeds from purchases of Shares	48,635,285	35,290,518
Redemption of Shares	(65,893,516)	(39,210,965)
Increase (decrease) in payable for amount due to custodian	—	(957,105)
Net cash provided by (used in) financing activities	(17,258,231)	(4,877,552)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$59,595	$10,686

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Precious Metals Fund

Notes to Unaudited Financial Statements

September 30, 2026

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and nine months ended September 30, 2026 and 2025.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2026 and 2025, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively.

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
The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2023.

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

The Managing Owner waived fees of $51,661 and $147,594 for the three and nine months ended September 30, 2026, respectively. The Managing Owner waived fees of $36,801 and $84,215 for the three and nine months ended September 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$21,523,684	$—	$—	$21,523,684
Money Market Mutual Fund	182,567,907	—	—	182,567,907
Total Investments in Securities	204,091,591	—	—	204,091,591
Other Investments - Assets (a)
Commodity Futures Contracts	2,586,233	—	—	2,586,233
Other Investments - Liabilities (a)
Commodity Futures Contracts	(6,545,348)	—	—	(6,545,348)
Total Other Investments	(3,959,115)	—	—	(3,959,115)
Total Investments	$200,132,476	$—	$—	$200,132,476

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$21,542,035	$—	$—	$21,542,035
Money Market Mutual Fund	124,024,968	—	—	124,024,968
Total Investments in Securities	145,567,003	—	—	145,567,003
Other Investments - Assets (a)
Commodity Futures Contracts	29,851,162	—	—	29,851,162
Total Investments	$175,418,165	$—	$—	$175,418,165

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$2,586,233	$(6,545,348)	$29,851,162	$—

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,163,852	$—
	Net Change in Unrealized Gain (Loss)	3,406,606	32,744,090
Total		$4,570,458	$32,744,090

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$7,038,610	$3,548,434
	Net Change in Unrealized Gain (Loss)	(33,810,277)	62,373,591
Total		$(26,771,667)	$65,922,025

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Average Notional Value	$224,687,548	$198,036,305	$259,910,740	$184,302,183

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2026.

	Value 06/30/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$21,525,723	$—	$—	$(2,039)	$—	$21,523,684	$187,539
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	200,120,172	75,011,416	(92,563,681)	—	—	182,567,907	1,752,434
Total	$221,645,895	$75,011,416	$(92,563,681)	$(2,039)	$—	$204,091,591	$1,939,973

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$21,542,035	$—	$—	$(18,351)	$—	$21,523,684	$564,785
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	124,024,968	288,866,943	(230,324,004)	—	—	182,567,907	4,912,381
Total	$145,567,003	$288,866,943	$(230,324,004)	$(18,351)	$—	$204,091,591	$5,477,166

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$92.70	$74.82	$103.02	$60.72
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.98	13.10	(10.01)	26.02
Net investment income (loss) (b)	0.73	0.67	2.40	1.85
Net income (loss)	2.71	13.77	(7.61)	27.87
Net asset value per Share, end of period	$95.41	$88.59	$95.41	$88.59
Market value per Share, beginning of period (c)	$92.45	$75.14	$102.78	$60.62
Market value per Share, end of period (c)	$95.46	$88.98	$95.46	$88.98

Ratio to average Net Assets (d)
Net investment income (loss)	2.92%	3.36%	2.99%	3.40%
Expenses, after waivers	0.70%	0.68%	0.71%	0.70%
Expenses, prior to waivers	0.79%	0.76%	0.78%	0.76%
Total Return, at net asset value (e)	2.92%	18.40%	(7.39)%	45.90%
Total Return, at market value (e)	3.26%	18.42%	(7.12)%	46.78%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other Securities and Exchange Commission (the “SEC”) filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as the following:

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2026:

Index Commodity	Fund Weight (%)
Gold	76.92%
Platinum	5.77
Silver	17.31
Closing Level as of September 30, 2026:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing USA LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $17.3 million and $4.9 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2026, there were no sales received from maturing United States Treasury Obligations. $55.0 million was received from sales and maturing United States Treasury Obligations during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, $230.3 million was received from sales of affiliated investments and $288.9 million was paid to purchase affiliated investments. $64.5 million was received from sales of affiliated investments and $114.8 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, net deposits to/from the Commodity Broker were $97.0 million and $70.5 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(17.3) million and $(4.9) million during the nine months ended September 30, 2026 and 2025, respectively. This included $48.6 million and $35.3 million from Shares purchased by Authorized Participants and $65.9 million and $39.2 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DBIQ-OPTIMUM YIELD PRECIOUS METALS INDEX ERTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

DBP - For the Three Months Ended September 30, 2026
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
6/30/2026
9/30/2026
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

DBP - For Nine Months Ended September 30, 2026
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
Percentage Change
12/31/2025
9/30/2026
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

Performance Summary

This Report covers the three and nine months ended September 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2026 and 2025” below provides an overview of the changes in the closing levels of DBIQ-OY Precious Metals TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Precious Metals TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Precious Metals TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY Precious Metals TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2026	2025	2026	2025
DB Gold Indices	2.15%	16.39%	(6.91)%	44.51%
DB Platinum Indices	9.34	—	(17.73)	—
DB Silver Indices	(0.02)	28.73	(16.86)	57.47
AGGREGATE RETURNS	2.16%	18.71%	(9.47)%	46.97%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the three months ended September 30, 2026, the NYSE Arca market value of each Share increased from $92.45 per Share to $95.46 per Share. The Share price low and high for the three months ended September 30, 2026 and related change from the Share price on June 30, 2026 was as follows: Shares traded at a low of $90.92 per Share (-1.65%) on July 16, 2026 and a high of $107.56 per Share (+16.34%) on August 25, 2026. The total return for the Fund on a market value basis was +3.26%.

Precious metals posted a modest gain during the third quarter. Gold was the largest contributor, reflecting its dominant weight, as persistent inflation concerns, geopolitical uncertainty and continued central-bank buying provided support. However, the Federal Reserve’s September rate hike, firmer Treasury yields and a stronger US dollar limited the advance late in the quarter. Platinum delivered the strongest individual return, supported by low above-ground inventories, while silver was largely unchanged as monetary-policy headwinds offset support from industrial demand.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2026, the NAV of each Share increased from $92.70 per Share to $95.41 per Share. Rising commodity futures contracts prices for gold and platinum were partially offset by falling commodity futures contract prices for silver during the three months ended September 30, 2026 contributed to an overall 2.16% increase in the level of the Index and to a 3.16% increase in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was +2.92%.

Net income (loss) for the three months ended September 30, 2026 was $6.3 million, primarily resulting from income of $2.1 million, net realized gain (loss) of $1.2 million, net change in unrealized gain (loss) of $3.4 million and net operating expenses of $0.4 million.

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

Net income (loss) for the three months ended September 30, 2025 was $34.4 million, primarily resulting from income of $2.0 million, net change in unrealized gain (loss) of $32.8 million and net operating expenses of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the nine months ended September 30, 2026, the NYSE Arca market value of each Share decreased from $102.78 per Share to $95.46 per Share. The Share price low and high for the nine months ended September 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $90.92 per Share (-11.54%) on July 16, 2026 and a high of $136.20 per Share (+32.52%) on January 29, 2026. The total return for the Fund on a market value basis was -7.12%.

Precious metals declined year to date through the third quarter as higher interest rate expectations, rising Treasury yields and periods of U.S. dollar strength increased the opportunity cost of holding non-yielding assets. Gold was the largest detractor because of its dominant weighting in the Fund, although central-bank purchases, persistent inflation and geopolitical uncertainty provided an important source of support. Silver and platinum recorded steeper individual declines amid sensitivity to tighter monetary policy and the industrial outlook, with platinum’s tight supply outlook helping cushion some of the weakness.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2026, the NAV of each Share decreased from $103.02 per Share to $95.41 per Share. Falling commodity futures contracts prices for gold, platinum and silver during the nine months ended September 30, 2026 contributed to an overall 9.47% decrease in the level of the Index and to a 6.90% decrease in the level of the DBIQ-OY Precious Metals TR™. The total return for the Fund on a NAV basis was -7.39%.

Net income (loss) for the nine months ended September 30, 2026 was $(20.8) million, primarily resulting from income of $7.3 million, net realized gain (loss) of $7.0 million, net change in unrealized gain (loss) of $(33.8) million and net operating expenses of $1.4 million.

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

Net income (loss) for the nine months ended September 30, 2025 was $70.6 million, primarily resulting from income of $5.7 million, net realized gain (loss) of $3.5 million, net change in unrealized gain (loss) of $62.3 million and net operating expenses of $1.0 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2026.

				For the Nine Months Ended
				September 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$219,439,498	1.92%	$9,841,221	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Precious Metals Fund	$257,543,648	1.17%	$7,003,972	11

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

The following were the primary trading risk exposures of the Fund as of September 30, 2026 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended September 30, 2026, the Fund’s redemptions of Creation
Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	400,000	$93.42
August 1, 2026 to August 31, 2026	—	$—
September 1, 2026 to September 30, 2026	—	$—
Total	400,000	$93.42

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Precious Metals Fund – September 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Precious Metals Fund - September 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Precious Metals Fund - December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Precious Metals Fund – For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Three Months Ended September 30, 2026 and 2025 (Unaudited), (vii) the Statements of Changes in Shareholders’ Equity of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Precious Metals Fund – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Precious Metals Fund – September 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Precious Metals Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 5, 2026		By:	/S/ LORI ANELLO
		Name:	Lori Anello
		Title:	Principal Financial and Accounting Officer, Investment Pools